Form 10KSB
period 1997-03-31
SISTERSVILLE BANCORP INC
filed 1997-08-01
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

     For  the fiscal year ended March 31, 1997
                                --------------

[    ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act  of  1934  (No  fee  required)  For  the  transition   period
     from              to              .
          ------------    ------------

Commission File No. 0-22535

                           Sistersville Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware
---------------------------------------------             ---------------
(State or Other Jurisdiction of Incorporation             I.R.S. Employer
or Organization)                                         Identification No.

726 Wells Street, Sistersville, West Virginia                  26175
---------------------------------------------               ----------
(Address of Principal Executive Offices                     (Zip Code)

Issuer's Telephone Number, Including Area Code:           (304) 652-3671
                                                          --------------

Securities registered under to Section 12(b) of the Exchange Act:      None
                                                                      ------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      NO  X .
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $2,040,961

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on July 28, 1997 ($14.25 per share), was approximately $8.1 million.

     As of July 29, 1997, there were issued and outstanding 661,428 shares of the registrant's Common Stock.

     Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              EXPLANATION OF FILING

General

         The Registrant's Registration Statement on Form S-1 and accompanying Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission in connection with the Registrant's initial public offering, became effective on May 12, 1997, which was within 90 days of the Registrant's fiscal year end of March 31, 1997. Because the Registration Statement on Form S-1 did not contain audited financial statements for the fiscal year just completed (March 31, 1997), the Registrant is required by Rule 15d-2 under the Securities Exchange Act of 1934, as amended, to file a Special Report on Form 10-KSB within 90 days of the Effective Date of the Registration Statement on Form S-1. The Registrant's Special Report on Form 10-KSB is required to contain only audited financial statements for the just completed fiscal year, unless otherwise required by the rules of any exchange. The Registrant's Common Stock is not traded on any exchange or on the NASDAQ Stock Market. Accordingly, the Registrant's Special Report on Form 10-KSB does not include any other narrative items or tabular information which are normally required to be filed in an Annual Report on Form 10- KSB.

         The Registrant's initial public offering was consummated on June 25, 1997, at which time the Registrant's wholly-owned subsidiary, First Federal Savings Bank, formerly First Federal Savings and Loan Association of Sistersville (the "Association"), completed it conversion from the mutual to the stock form of organization (the "Conversion"). Accordingly, the financial statements filed with this Special Report on Form 10-KSB are those of the Association as it existed in the mutual form of organization as of March 31, 1997, and do not reflect the receipt of the proceeds from the Registrant's initial public offering or the completion of the Conversion.


Item 7.  Financial Statements
-----------------------------

         The Association's  financial  statements are filed herewith.  See "Item
13. Exhibits, List and Reports on Form 8-K."


Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements of the Association and the report of independent accountants of the Registrant included under Item 7 are incorporated herein by reference.

         Independent Auditors Report

         Statements of Financial Condition at March 31, 1997 and 1996.

         Statements of Operations for the Years Ended March 31, 1997, 1996 and 1995.

         Statements of Changes in Equity for the Years Ended March 31, 1997, 1996 and 1995.

         Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995.

         Notes to Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3.       The following exhibits are included in this Report:

                  (a)      List of Exhibits:

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                  None.

SNODGRASS
Certified Public Accountants
[LOGO]

                          Independent Auditor's Report
                          ----------------------------


Board of Directors
First Federal Savings and Loan
Association of Sistersville

We have audited the accompanying statements of financial condition of First Federal Savings and Loan Association of Sistersville as of March 31, 1997 and 1996, and the related statements of operations, changes in equity, and cash flows for the three years ended March 31, 1997. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Savings and Loan Association of Sistersville at March 31, 1997 and 1996, and the results of its operations, changes in retained earnings and cash flows for the three years ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Association changed its method of accounting for debt and equity securities in 1995.


/s/S,R,Snodgrass, A.C.
Wheeling, West Virginia
June 26, 1997.

S.R. Snodgrass, A.C.
980 National Road Wheeling, WV 26003-6400
Phone: 304-233-5030 Facsimile: 304-233-3062

           First Federal Savings and Loan Association of Sistersville
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                            March 31,
                                                                                        1997             1996
                                                                               ------------------ ---------------
ASSETS
Cash (including interest bearing short-term
 deposits of $1,713,394 at 3/31/97; and
 $2,326,463 at 3/31/96)                                                        $      1,794,459   $     2,424,571
Investment securities:
   Available for sale (at market value)                                               2,319,633         2,134,589
   Held to maturity (market value - $335,053 at
     3/31/97; and $784,267 at 3/31/96)                                                  328,053           775,025
Loans receivable, net                                                                21,724,869        20,038,692
Real estate acquired in settlement of loans,
 net of allowance of $ -0-                                                                  -              28,646
Office properties and equipment, at cost, less
 accumulated depreciation of $254,037 at 3/31/97;
 and $214,235 at 3/31/96                                                                363,538           400,714
Accrued interest receivable - investments                                                14,750            16,333
Accrued interest receivable - loans (net of reserve
 for uncollected interest of $6,412 at 3/31/97 and
 $-0- at 3/31/96)                                                                       129,321           123,028
Prepaid expenses and other assets                                                       142,127            25,028
                                                                               ----------------   ---------------

          TOTAL ASSETS                                                         $     26,816,750   $    25,966,626
                                                                               ================   ===============

                                                 LIABILITIES AND EQUITY

NOW and Money Market withdrawal accounts                                       $      2,912,286   $     2,699,712
Savings accounts                                                                     18,787,439        18,391,103
                                                                               ----------------    --------------
          Total deposits                                                             21,699,725        21,090,815
Accrued interest payable on savings                                                      12,379            14,420
Accrued compensation                                                                      7,368             4,780
Accrued federal income taxes                                                             30,365            60,833
Deferred federal taxes                                                                  215,091           176,806
Other liabilities                                                                        48,508            71,291
                                                                               ----------------   ---------------
          Total liabilities                                                          22,013,436        21,418,945
                                                                               ----------------   ---------------

Commitments and contingencies (Note 10)                                                     -                 -

Retained earnings-substantially restricted                                            4,410,275         4,262,801
Unrealized gain on securities available for sale,
 net of applicable deferred income taxes                                                393,039           284,880
                                                                               ----------------   ---------------
          Total equity                                                                4,803,314         4,547,681
                                                                               ----------------   ---------------

          TOTAL LIABILITIES AND EQUITY                                         $     26,816,750   $    25,966,626
                                                                               ================   ===============

    The accompanying notes are an integral part of the financial statements.

           First Federal Savings and Loan Association of Sistersville
                            STATEMENTS OF OPERATIONS

                                                                                  Year Ended March 31,
                                                                        -----------------------------------------
                                                                              1997           1996          1995
                                                                        ------------   ------------  ------------
INTEREST AND DIVIDEND INCOME
    Taxable Interest on loans                                           $  1,804,726   $  1,662,025  $  1,434,749
    Taxable interest on investments                                          216,403        293,413       429,320
    Dividends on FHLB stock                                                   11,602         10,613         8,163
    Dividends on FHLMC stock                                                   8,230          7,095         6,130
                                                                        ------------   ------------  ------------
        Total interest and dividend income                                 2,040,961      1,973,146     1,878,362
                                                                        ------------   ------------  ------------

INTEREST EXPENSE
    Interest on deposits                                                     979,537        955,554       818,648
    Borrowed funds                                                               -           21,182        21,898
                                                                        ------------   ------------  ------------
        Total interest expense                                               979,537        976,736       840,546
                                                                        ------------   ------------  ------------

        Net interest income                                                1,061,424        996,410     1,037,816

PROVISION FOR LOAN LOSSES                                                      7,733          6,800        27,900
                                                                        ------------   ------------  ------------

        Net interest income after provision
         for loan losses                                                   1,053,691        989,610     1,009,916
                                                                        ------------   ------------  ------------

NON-INTEREST INCOME
    Service charges                                                           20,965         19,993        18,075
    Gain on sale of real estate, net                                           3,974            -           4,114
    Other income                                                               1,978          3,876         3,905
                                                                        ------------   ------------  ------------
        Total non-interest income                                             26,917         23,869        26,094
                                                                        ------------   ------------  ------------

NON-INTEREST EXPENSES General and administrative expenses:
      Salaries and benefits                                                  413,763        392,987       376,673
      Occupancy expense                                                       40,205         28,239        22,728
      Furniture and equipment expense                                         34,342         25,245        19,713
      Service bureau expense                                                  58,390         54,307        55,292
      Advertising and public relations                                        22,385         21,114        23,817
      Supervisory examination, audit and legal                                24,383         23,452        19,766
      Federal insurance premium                                              166,722         46,171        45,246
      Franchise, payroll, and other taxes                                     49,570         48,363        48,831
      Net realized losses on sales of
       available-for-sale securities                                             -            8,340           -
      Other operating expenses                                                60,229         54,826        68,143
                                                                        ------------   ------------  ------------
        Total non-interest expenses                                          869,989        703,044       680,209
                                                                        ------------   ------------  ------------

        Income before income taxes                                           210,619        310,435       355,801

PROVISION FOR FEDERAL INCOME TAXES                                            63,145        113,198       125,604
                                                                        ------------   ------------  ------------

        Net income                                                      $    147,474   $    197,237  $    230,197
                                                                        ============   ============  ============


    The accompanying notes are an integral part of the financial statements.

           First Federal Savings and Loan Association of Sistersville
                         STATEMENTS OF CHANGES IN EQUITY

                                                                              Net Unrealized
                                                                               Gain (Loss)
                                                                              on Securities
                                                              Retained        Available for
                                                              Earnings            Sale                Total
                                                          ----------------   -----------------   ----------------

Balance, March 31, 1994                                   $      3,835,367    $            -     $     3,835,367

Effect of adopting FAS No. 115                                         -               175,474           175,474

Net income for the year ended
 March 31, 1995                                                    230,197                 -             230,197

Change in fair value of securities
 available for sale                                                    -                36,029            36,029
                                                          ----------------    ----------------   ---------------

Balance, March 31, 1995                                          4,065,564             211,503         4,277,067

Net income for the year ended
  March 31, 1996                                                   197,237                 -             197,237

Change in fair value of securities
  available for sale                                                   -                73,377            73,377
                                                          ----------------    ----------------   ---------------

Balance, March 31, 1996                                          4,262,801             284,880         4,547,681

Net income for the year ended
 March 31, 1997                                                    147,474                   -           147,474

Change in fair value of securities
  available for sale                                                   -               108,159           108,159
                                                          ----------------    ----------------   ---------------

Balance, March 31, 1997                                   $      4,410,275    $        393,039   $     4,803,314
                                                          ================    ================   ===============



     The accompanying notes are an integral part of the financial statements.

           First Federal Savings and Loan Association of Sistersville
                            STATEMENTS OF CASH FLOWS


                                                                          Year Ended March 31,
                                                               -----------------------------------------
                                                                    1997         1996           1995
                                                               ------------  -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $   147,474    $   197,237    $   230,197
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                 39,802         26,491         18,404
       Deferred federal income taxes                               (17,436)       (20,004)        20,019
       Provision for loan losses                                     7,733          6,800         27,900
       Net amortization/accretion of investment
        security premiums and discounts                             (2,962)        (4,490)         1,511
       Gain on sale of real estate owned                            (3,974)          --           (4,114)
       Loss on sale of investment securities                          --            8,340           --
       Accrued interest receivable                                  (4,710)        40,315        (29,212)
       Prepaid income taxes                                           --             --           35,388
       Accrued federal income taxes                                (30,468)         2,607         26,330
       Prepaid expenses and other assets                          (117,099)        10,387        (11,759)
       Accrued interest payable on savings                          (2,041)         1,070         (1,098)
       Other liabilities and accrued expenses                      (20,195)        25,038        (31,693)
                                                               -----------    -----------    -----------
        Net cash provided by (used in) operating activities         (3,876)       293,791        281,873
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturity of U.S. Government obligations       400,000      2,800,000      1,200,000
       Proceeds from available-for-sale securities                    --        1,991,250           --
       Purchase of Federal Home Loan Bank stock                    (20,300)       (23,900)       (28,000)
       Purchase of U.S. Government obligations                        --             --       (1,984,688)
       Principal payments on mortgage-backed loans                  49,070         60,115         64,952
       Net increase in loans                                    (1,693,910)    (2,359,243)    (3,509,515)
       Acquisition of office properties and equipment               (2,626)      (249,788)       (63,289)
        Disposition of real estate owned                            32,620           --           18,377
                                                               -----------    -----------    -----------
        Net cash provided by (used in) investing activities     (1,235,146)     2,218,434     (4,302,163)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in customer deposit accounts                   608,910      1,280,390         13,272
       Net increase (decrease) in borrowed funds                      --       (1,685,000)     1,685,000
                                                               -----------    -----------    -----------
        Net cash provided by (used in) financing activities        608,910       (404,610)     1,698,272
                                                               -----------    -----------    -----------

        Increase (decrease) in cash and cash equivalents          (630,112)     2,107,615     (2,322,018)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,424,571        316,956      2,638,974
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,794,459    $ 2,424,571    $   316,956
                                                               ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

           First Federal Savings and Loan Association of Sistersville
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements of First Federal Savings and Loan Association of Sistersville. The accounting and reporting policies of the Association conform to generally accepted accounting principles and to general practices within the savings and loan industry. The following is a description of the more significant of those policies.

    Nature of Operations - First Federal Savings and Loan Association provides savings and financing services primarily to individuals through its office located in Sistersville, West Virginia. Primary deposit products consist of savings, NOW and Money Market withdrawal accounts, and certificates of deposit. Primary lending products consist of conventional mortgage, construction, and consumer loans.

    Subsidiary - In March, 1997, the Association's subsidiary, First Service Corporation, ceased operations with assets consisting of $1,000 in cash being transferred to the Association. The former subsidiary had no activity for the years ended March 31, 1997, 1996, and 1995.

    Investment Securities - Effective April 1, 1994, the Association adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under FAS No. 115, investment securities in the portfolio are classified as either available for sale or held to maturity. The Association does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities.

    The initial determination of investments classified as available for sale was based principally on the Association's asset/liability position and potential liquidity needs. These securities are available for sale at any time based upon management's assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations, and other factors. Securities classified as available for sale are carried at market value. The unrealized holding gains (losses), net of taxes, related to securities classified as available for sale are reflected as a component of equity.

    All remaining securities in the investment portfolio are classified as held to maturity. The Association purchases these securities with the intent and the ability to hold until their maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

    Gains or losses on dispositions of investment securities are computed by using the adjusted cost of the specific certificates sold. Securities gains or losses are shown separately as non-interest income in the Statements of Operations.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The accounting effect of adopting FAS No. 115 on April 1, 1994, was to increase investments by $265,869 and increase shareholders equity by $175,474 after the tax effect of $90,395.

    In November, 1995, the Financial Accounting Standards Board issued implementation guidance on FAS No. 115. In accordance with this guidance, the Association reassessed the appropriateness of the classifications of all securities. As a result, securities with an amortized cost of $3,497,099 and unrealized loss of $29,062 were transferred from the held to maturity category to the available for sale category in December, 1995.

    Reclassification  - Certain  amounts  for the year ended  March 31, 1996 and
    1995,  have  been   reclassified  to  conform  with  the  current   period's
    presentation.

    Office Properties and Equipment - Land is carried at cost; buildings and equipment are stated at cost, less accumulated depreciation. Maintenance, repairs, and minor improvements are charged to operating expenses as incurred. Major improvements and betterments are capitalized.

    Depreciation is computed on the straight-line method for financial reporting purposes over the following estimated useful lives:

            Building and improvements                           10 - 50 years
            Furniture, fixtures and equipment                    5 - 10 years

    Real Estate Acquired in Settlement of Loans -Real estate acquired in settlement of loans is classified separately on the statements of financial condition at the lower of the recorded investment in the property or its fair value minus estimated costs of sale.

    Interest and Fees on Loans - Loans receivable are stated at their unpaid principal balance, net of the allowance for losses on loans. Interest on loans is credited to income as earned and is accrued only if it is considered collectible. An allowance for uncollected interest on mortgage loans is provided for all accrued interest on loans which are delinquent 90 days or more resulting in interest previously accrued on those loans being reversed from income, and thereafter, interest is recognized only to the extent of payments received. Loans are returned to accrual status when less than 90 days delinquent and when, in management's judgment, collection is probable.

    Effective April 1, 1995, the Association adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (FAS No. 114 and No. 118). Impaired loans as defined by FAS No. 114 and No. 118 exclude certain consumer loans and residential real estate loans. Loan impairment is measured based on the present value of estimated cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Since the adoption of FAS No. 114 and No. 118, the Association had no loans which management has determined to be impaired.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount amortized over the contractual lives of the related loans or commitments as an adjustment of the related loan's yield using the interest method.

    Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent to the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

    Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Retirement  Plan - The  retirement  plan is a  noncontributory  plan for all eligible employees and is funded through the Financial Institutions Retirement Fund. All past service costs have been funded and appropriately expensed.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - STATEMENTS OF CASH FLOWS

    For the purpose of these statements, cash equivalents include cash in other banks and Federal Home Loan Bank demand accounts.

    The Association made federal income tax payments for the years ended March 31, 1997, 1996, and 1995, of $99,000, $130,594, and $79,255, respectively.

    The Association paid interest on deposits and Federal Home Loan Bank advances for the years ended March 31, 1997, 1996, and 1995, of $981,578, $975,666, and $841,644, respectively.


NOTE 3 - INVESTMENTS

    The carrying amounts and fair values of the Association's investment securities at March 31, 1997 and 1996, are summarized as follows:

                                                                         March 31, 1997
                                                ---------------------------------------------------------------
                                                                     Gross          Gross
                                                       Book        Unrealized    Unrealized          Fair
                                                      Value          Gains         Losses            Value
                                                ---------------   ------------   ------------    --------------
    Securities Available for Sale:
    Federal Home Loan Bank Stock
     (restricted)                                $      203,300   $        -      $       -      $     203,300
    Federal Home Loan Mortgage
     Corporation stock                                   22,231        627,671            -            649,902
    U.S. Government and Federal
      Agencies                                        1,498,588            -           32,157        1,466,431
                                                 --------------   ------------    -----------    -------------
        Total Available for Sale                      1,724,119        627,671         32,157        2,319,633

    Securities to be Held to Maturity:
    Mortgage-Backed Securities-GNMA                     328,053          7,000            -            335,053
                                                 --------------   ------------    -----------    -------------

        Total                                    $    2,052,172   $    634,671    $    32,157    $   2,654,686
                                                 ==============   ============    ===========    =============


The gross realized losses were $-0- for March 31, 1997, $8,340 for March 31, 1996, and $-0- for March 31, 1995.

           First Federal Savings and Loan Association of Sistersville
                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENTS (CONTINUED)

                                                                         March 31, 1996
                                                 --------------------------------------------------------------
                                                                      Gross        Gross
                                                      Book         Unrealized    Unrealized         Fair
                                                      Value           Gains        Losses           Value
                                                 --------------   -------------  ----------     ---------------
    Securities Available for Sale:
    Federal Home Loan Bank Stock
      (restricted)                               $      183,000   $        -      $       -     $      183,000
    Federal Home Loan Mortgage
     Corporation Stock                                   22,231        460,228            -            482,459
    U.S. Government and
      Federal Agencies                                1,497,724            -           28,594        1,469,130
                                                 --------------   ------------    -----------   --------------
        Total Available for Sale                      1,702,955        460,228         28,594        2,134,589
                                                 --------------   ------------    -----------   --------------

    Securities to be Held to Maturity:
    U.S. Government and
      Federal Agencies                                  397,902          2,098            -            400,000
    Mortgage-Backed Securities-GNMA                     377,123          7,144            -            384,267
                                                 --------------   ------------    -----------   --------------
        Total Held to Maturity                          775,025          9,242            -            784,267
                                                 --------------   ------------    -----------   --------------

        Total                                    $    2,477,980   $    469,470    $    28,594   $    2,918,856
                                                 ==============   ============    ===========   ==============


        The book value and fair value of investment securities at March 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with of without call or prepayment penalties.

                                                                      March 31, 1997
                                                 --------------------------------------------------------------
                                                    Securities to be Held          Securities Available
                                                         to Maturity                    for Sale
                                                 ---------------------------   --------------------------------
                                                    Amortized      Fair          Amortized            Fair
                                                      Cost         Value           Cost               Value
                                                 -------------- ------------   --------------   ---------------

        Due in one year or less                   $        -     $      -       $          -     $         -
        Due from one year
          through five year                                -              -          1,498,588       1,466,431
        Due after five year
          through ten years                                -              -                -               -
        Equity securities                                  -              -            225,531         853,202
        Mortgage-backed securities -
          GNMA                                         328,053        335,053              -               -
                                                  ------------   ------------   --------------   -------------

                Total                             $    328,053   $    335,053   $    1,724,119   $   2,319,633
                                                  ============   ============   ==============   =============


           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENTS (CONTINUED)

                                                                          March 31, 1996
                                                ----------------------------------------------------------------
                                                      Securities to Be Held           Securities Available
                                                          to Maturity                      for Sale
                                                ------------------------------- --------------------------------
                                                     Amortized         Fair        Amortized          Fair
                                                        Cost           Value          Cost            Value
                                                --------------- --------------  ---------------  ---------------

        Due in one year or less                  $    397,902   $     400,000   $          -     $          -
        Due from one year
          through five years                              -               -          1,497,724        1,469,130
        Due after five years
          through ten years                               -               -                -                -
        Equity securities                                 -               -            205,231          665,459
        Mortgage-backed securities -
          GNMA                                        377,123         384,267                -              -
                                                 ------------   -------------   --------------  ---------------

                Total                            $    775,025   $     784,267   $    1,702,955   $    2,134,589
                                                 ============   =============   ==============   ==============


NOTE 4 - LOANS RECEIVABLE

    Loans receivable are summarized as follows:


                                                         March 31,
                                                 --------------------------
                                                     1997         1996
                                                 -----------   ------------

        Mortgage Loans:
          Construction                           $   141,000   $   358,800
          1-4 family                              21,036,190    19,132,196
        Consumer Loans:
          Automobiles                                763,843       786,468
          Savings account                            296,186       404,904
          Other                                       28,857        25,873
        Commercial                                    27,008        36,633
                                                 -----------   -----------
                 Total                            22,293,084    20,744,874

        Less:
          Reserve for loan losses
            on mortgage loans                        131,400       126,750
          Reserve for loan losses
            on consumer loans                         32,750        29,667
          Undisbursed funds                          322,670       466,980
          Income deferred to future operations        81,395        82,785
                                                 -----------   -----------

        Loans receivable, net                    $21,724,869   $20,038,692
                                                 ===========   ===========

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - LOANS RECEIVABLE (CONTINUED)

    Activity in the allowance for loan losses is summarized as follows

                                                                                       Year Ended
                                                                                        March 31,
                                                                       -----------------------------------------
                                                                           1997           1996         1995
                                                                       ------------   -----------   ------------

    Balance, beginning of period                                       $    156,417  $    149,617  $    120,470
    Provision charged to income                                               7,733         6,800        27,900
    Recoveries                                                                  -             -           1,247
                                                                       ------------  ------------  ------------

    Balance, end of period                                             $    164,150  $    156,417  $    149,617
                                                                       ============  ============  ============


NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment are summarized as follows:

                                                                                 March 31,
                                                                      --------------------------------
                                                                             1997              1996
                                                                      -------------      -------------


        Land                                                           $     38,500      $     38,500
        Office buildings and improvements                                   406,233           406,233
        Furniture, fixtures, and equipment                                  172,842           170,216
                                                                       ------------      ------------
                Total                                                       617,575           614,949
        Less accumulated depreciation                                       254,037           214,235
                                                                       ------------      ------------

                Net office properties and equipment                    $    363,538      $    400,714
                                                                       ============      ============


    Depreciation charged to operations was $39,802, $26,491, and $18,404 for the years ended March 31, 1997, 1996, and 1995, respectively.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 - DEPOSITS ANALYSIS

    The Association has savings accounts with interest rates ranging from 3.25% to 7.30% at March 31, 1997 and 1996. Such deposits are summarized as follows:



                                          Weighted                  March 31, 1997            March 31, 1996
          Interest Paid                   Average             ------------------------  -------------------------
              Paid                         Rate                    Amount      Percent       Amount      Percent
          --------------                  --------            --------------   -------  -------------   ---------

          Savings - Passbook               4.00 %              $   8,619,721     39.7   $   8,269,871     39.2
          Christmas Clubs                  3.50                       34,098       .2          32,032       .2
          NOW & MMDA accounts              3.46                    2,912,286     13.4       2,699,712     12.8
          3.01 to 4.00                                                   -        0.0          29,795       .1
          4.01 to 5.00                     4.82                    2,970,179     13.7       4,423,114     21.0
          5.01 to 6.00                     5.38                    5,062,733     23.3       3,132,215     14.9
          6.01 to 7.00                     6.67                    1,737,202      8.0       2,136,366     10.1
          7.01 to 8.00                     7.27                      363,506      1.7         367,710      1.7
                                                               -------------  -------    ------------    -----

                Total                                          $  21,699,725    100.0   $  21,090,815    100.0
                                                               =============    =====   =============    =====


    The Association had jumbo certificates of deposit with a minimum denomination of $100,000 in the amount of $402,589 at March 31, 1997 and $300,000 at March 31, 1996. Deposits in excess of $100,000 are not federally insured.

    The deposit accounts mature as follows:

                                                                                       March 31,
                                                                        -----------------------------------
                                                                              1997                  1996
                                                                        ---------------     ---------------

    Certificates of deposit:
        One year                                                        $     6,004,566     $     5,570,724
        One to two years                                                      1,987,291           1,852,575
        Two to three years                                                    1,332,665           1,220,563
        Three to four years                                                     387,521           1,085,954
        Four to five years                                                      421,577             359,384
                                                                        ---------------     ---------------
                                                                             10,133,620          10,089,200
    Passbook, NOW, and
     MMDA accounts                                                           11,566,105          11,001,615
                                                                        ---------------     ---------------

                Total                                                   $    21,699,725     $    21,090,815
                                                                        ===============     ===============

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - DEPOSITS ANALYSIS (CONTINUED)

    Interest expense by deposit category is as follows:

                                                                                        Year Ended
                                                                                        March 31,
                                                                      ------------------------------------------
                                                                            1997           1996          1995
                                                                      -------------  ------------   ------------

    Savings - passbook                                                 $    338,216  $    328,505   $    407,584
    NOW and money market                                                     93,280        96,160        123,271
    Time certificates of deposit                                            548,041       530,889        287,793
                                                                       ------------  ------------   ------------

        Total                                                          $    979,537  $    955,554   $    818,648
                                                                       ============  ============   ============

NOTE 7 - REGULATORY MATTERS

    The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Association's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgement by the regulators about components, risk weighting, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of tangible capital, tangible equity, core capital (Tier 1), leverage capital, and risk-based capital.

    As of March 31, 1997, the most recent notification from the OTS categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Association must maintain minimum total risk-based, core (Tier 1), leverage, and tangible ratios set forth in the table below. There are no conditions or events since the notification that management believes have changed the institution's category.

    The Association's actual capital amounts and ratios are also presented in the table. Risk-based capital includes tangible capital plus $160,000 of the Association's allowance for loan losses.

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                  Actual           Adequacy Purposes        Action Provisions
                                            -----------------      -----------------        -----------------
                                            Amount      Ratio        Amount   Ratio         Amount      Ratio
                                            ------      -----        ------   -----         ------      -----

                                              (In thousands)        (In thousands)           (In thousands)
    As of March 31, 1997:
        Total risk-based capital           $  4,570     35.8%     $  1,022     8.0%       $  1,277      10.0%
                (To risk weighted assets)
        Core (Tier 1) capital                 4,410     34.5%          511     4.0%            766       6.0%
                (To risk weighted assets)
        Core (Tier 1) capital                 4,410     16.7%          793     3.0%          1,321       5.0%
                (To total assets)
        Tangible capital                      4,410     16.7%          396     1.5%          Not Defined
                (To total assets)

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - FEDERAL INCOME TAX

    The Association was permitted until 1996 a special bad debts deduction limited generally to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. In 1996, the bad debt reserve method for Thrifts was repealed and in the future bad debts for federal income taxes will be determined based primarily on the experience method. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then corporate rate. Retained income at March 31, 1997 and 1996, included approximately $696,000 for which federal income tax has not been provided.

    The provisions for Federal income taxes consist of:


                                                         Year Ended
                                                          March 31,
                                          --------------------------------------
                                               1997         1996         1995
                                          ------------  -----------   ----------

        Current                           $    80,581   $   133,202   $  105,585
        Deferred                              (17,436)      (20,004)      20,019
                                          -----------   -----------   ----------

                Total                     $    63,145   $   113,198   $  125,604
                                          ===========   ===========   ==========



    The following temporary differences gave rise to the deferred tax (asset) liability at:

                                                                           March 31,
                                                                    -----------------------
                                                                       1997         1996
                                                                    ----------   ----------

         Deferred loan fees                                         $ (27,674)   $ (28,147)
         Other income and expense recognized in the financial
           statements on the accrual basis, but on the cash basis
           for tax purposes                                            31,440       52,558
         Bad debt reserve, net                                        (13,260)     (12,750)
         Depreciation                                                  12,654       14,515
         Others                                                         9,456        3,876
                                                                    ---------    ---------
                                                                       12,616       30,052
         Deferred tax liability arising from market
          adjustments of securities available for sale                202,475      146,754
                                                                    ---------    ---------

              Total deferred tax liability (asset)                  $ 215,091    $ 176,806
                                                                    =========    =========


           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - FEDERAL INCOME TAX (CONTINUED)

    A reconciliation between the amount of reported income tax expense and the amount computed by applying the Federal income tax rate to income before income taxes is as follows:

                                                   March 31,
                                    -------------------------------------
                                       1997          1996          1995
                                    ---------     ---------     ---------


Tax at statutory rate (34%)         $  71,610     $ 105,548     $ 120,972
     Increase (decrease) in taxes
      resulting from:
       Nondeductible (nontaxable)
        expenses and income            (1,958)        2,312         9,486
         Surtax exemption              (6,507)       (2,040)          -
       Others, net                        -           7,378        (4,854)
                                    ---------     ---------     ---------

          Total                     $  63,145     $ 113,198     $ 125,604
                                    =========     =========     =========

Effective rate                         30.0%         36.5%         35.3%


NOTE 9 - RETIREMENT PLAN

    The Association participates in the multi-employer Financial Institutions Retirement Fund covering all officers and employees. Because the plan is a multi-employer plan, the data available from the administrator of the plan is not sufficient to determine actuarial information applicable to the Association. The plan is noncontributory and benefits are funded by the Association's monthly contribution to the Trust Fund. All prior service pension costs have been paid. Pension expense for the years ended March 31, 1997, 1996, and 1995, amounted to $9,150, $17,225, and $7,367, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    First Federal Savings and Loan Association of Sistersville is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of these instruments reflect the extent of involvement the institution has in particular classes of financial instruments. The institution uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

    The following represents financial instruments whose contract amounts represent credit risk at:

                                                        March 31,
                                                  -------------------
                                                    1997       1996
                                                  --------   --------

            Commitments to originate loans        $404,100   $291,000
            Loans in process                       322,670    466,980

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The institution evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the institution upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held consists primarily of single-family residences. Commitments to originate loans at March 31, 1997, consisted of fixed rate mortgage loans at rates raging from 7.75% to 8.25%.

    Concentration of Credit Risk

    First Federal Savings and Loan Association of Sistersville's real estate loans and loan commitments are primarily for properties located throughout Northern West Virginia. Repayment of these loans is in part dependent upon the economic conditions in this region. First Federal Savings and Loan Association of Sistersville evaluates each customer's creditworthiness on a case-by-case basis. The Association requires collateral on all real estate exposure which consists primarily of residential properties.


NOTE 11 - RELATED PARTY TRANSACTIONS

    Directors and officers of the Association were customers of, and had other transactions with, the Association in the ordinary course of business during the years ended March 31, 1997 and 1996, and 1995.

    Loans and commitments included in such transactions were made with substantially the same terms and collateral as those prevailing at the time for comparable transactions with other persons. Loans to directors and officers did not involve more than the normal risk of collectibility, or present other unfavorable features. The loans to directors and officers at March 31, 1997, 1996 and 1995, were $72,305, $53,000, and $88,052, respectively, in the aggregate amount.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

         Cash and Cash Equivalents: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Investment Securities and Securities Held for Sale: For debt securities and marketable equity securities held for investment purposes and for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans: For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposit Liabilities: The fair value of NOW accounts, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

    The estimated fair values of the Association's financial instruments are as follows:

                                                       March 31, 1997                   March 31, 1996
                                             -------------------------------   ------------------------------
                                                Carrying        Estimated         Carrying        Estimated
                                                Amount          Fair Value        Amount          Fair Value
                                             -------------     -------------   -----------      -------------

         Financial Assets:
            Cash and cash equivalents        $   1,794,000     $   1,794,000   $    2,425,000   $   2,425,000
            Securities available for sale        2,320,000         2,320,000        2,135,000       2,135,000
            Securities held to maturity            328,000           335,000          775,000         784,000
            Loans, net                          21,725,000        21,782,000       20,039,000      20,456,000

         Financial Liabilities:
            Deposits                            21,700,000        21,584,000       21,091,000      21,064,000


           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - DEPOSIT INSURANCE

    Saving Association Insurance Fund member institutions were assessed a one-time deposit insurance premium to recapitalize the Fund. The assessment totaled approximately $129,000 and was recorded during the year end March 31, 1997. The premium was based on deposits as of March 31, 1995 at .657 per $100 of deposits. As a result of the assessment, the Association's deposit insurance rate was reduced from $ .23 to $ .065 per $100 of deposits.


NOTE 14 - CONVERSION AND REORGANIZATION (UNAUDITED)

    On December 5, 1996, the Board of Directors of the Association, subject to regulatory approval, adopted the Plan of Conversion pursuant to which the Association proposed to convert from a federally-chartered mutual savings and loan to a federally-chartered stock savings institution and concurrently form a Bank Holding Company. The conversion is expected to be accomplished through amendment of the Association's federal charter and the sale of the holding company's common stock in an amount equal to the pro forma market value of the bank after giving effect of the conversion. A subscription offering of the sale of the bank's common stock will be offered initially to the bank's depositors, then to other members and directors, officers, and employees of the bank. Any shares of the bank's common stock not sold in the subscription offering will be offered for sale to the general public in the bank's market area.

    Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. At March 31, 1997, the Association had incurred approximately $127,000 in conversion costs. In the event that the conversion is not completed, any deferred conversion costs will be charged to operations.

    In accordance with regulations, at the time that the bank converts from a mutual savings Association to a stock savings institution, a portion of retained earnings will be restricted by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the bank, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances of accounts then held. The bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

           First Federal Savings and Loan Association of Sistersville
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - ADVANCES FROM FEDERAL HOME LOAN BANK

    As of March 31, 1997, the Association had a Flexline line of credit with the Federal Home Loan Bank of $1,874,000 of which there were no amounts outstanding.


NOTE 16 - SUBSEQUENT EVENT

    Effective May 14, 1997, the Association received regulatory approval to proceed with its subscription offering of the sale of the holding company's (Sistersville Bancorp, Inc.) common stock as outlined in Note 14. The estimated proforma market value of the common stock at the inception of the offering ranged from $5,100,000 to $6,900,000 ("Estimated Valuation Range"). The offering period expired at 12:00 p.m., Eastern Standard Time, on June 16, 1997, with subscriptions for shares totaling 661,428 shares at $10 per share. On June 25, 1997, the conversion to a stock-savings institution was closed and the holding company acquired all the outstanding shares of common stock of the savings bank at a cost approximating $3.1 million which represented one-half of the net proceeds from the offering. Conversion costs incurred in connection with the offering and deducted from the proceeds of the shares sold in the conversion approximated $419,000.

    As part of the offering, the Association adopted an Employee Stock Ownership Plan (ESOP). The ESOP purchased 52,914 shares (8%) of the common stock of the holding company sold in the offering. The ESOP purchase was funded through a loan from the holding company from the net proceeds retained by the company. Shares of common stock held by the ESOP are expected to be awarded to employees as compensation over a ten year period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 29, 1997.

                                  SISTERSVILLE BANCORP, INC.



                                  By: /s/ Stanley M. Kiser
                                      ------------------------------------------
                                      Stanley M. Kiser
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 29, 1997.


/s/ Stanley M. Kiser                        /s/ Lester C. Doak
------------------------------------------      --------------------------------
Stanley M. Kiser                                Lester C. Doak
President and Chief Executive Officer           Chairman of the Board
(Principal Executive and Financial Officer)


/s/ Gary L. Ward                            /s/ Ellen E. Thistle
------------------------------------------      --------------------------------
Gary L. Ward                                    Ellen E. Thistle
Director                                        Assistant Secretary and Director


/s/ David W. Miller                        /s/ Dorsey R. Ash
------------------------------------------     ---------------------------------
David W. Miller                                Dorsey R. Ash
Vice President and Director                    Director


/s/ Charles P. LaRue                       /s/ Guy L. Nichols
------------------------------------------     ---------------------------------
Charles P. LaRue                               Guy L. Nichols
Director                                       Director


/s/ Margaret A. Peters                     /s/ James E. Willison
------------------------------------------     ---------------------------------
Margaret A. Peters                             James E. Willison
Director                                       Director