Form 10QSB
period 1997-06-30
SISTERSVILLE BANCORP INC
filed 1997-08-01
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission File Number 0-22535

                          Sistersville Bancorp, Inc.
            (Exact name of registrant as specified in its charter)

Delaware                                                            31-1516424
--------                                                           -----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                    726 Wells Street, Sistersville, WV 26175
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (304) 652-3671
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes        No   X
                                                               ----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, par value $.10 per share
     Outstanding at July 31, 1997: 661,428 shares

                          SISTERSVILLE BANCORP, INC.

                                    INDEX


                                                                      Page
                                                                     Number
                                                                    --------

PART I. FINANCIAL INFORMATION

   Item 1  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
             June 30, 1997 and March 31, 1997                           3

           Consolidated Statement of Income (Unaudited)
             for the Three Months ended June 30, 1997 and 1996          4

           Consolidated Statement of Cash Flows (Unaudited)
             for the Three Months ended June 30, 1997 and 1996          5

           Notes to Unaudited Consolidated Financial Statements         6

   Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7

PART II.  OTHER INFORMATION

   Item 1  Legal Proceedings                                           10

   Item 2  Changes in Securities                                       10

   Item 3  Default Upon Senior Securities                              10

   Item 4  Submissions of Matters to a Vote of Security Holders        10

   Item 5  Other Information                                           10

   Item 6  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                             11

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                                June 30,       March 31,
                                                                  1997           1997
                                                              ------------   ------------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                             $     83,022   $     81,065
  Interest-bearing deposits with other institutions              6,509,400      1,713,394
                                                              ------------   ------------
     Total cash and cash equivalents                             6,592,422      1,794,459

Investment Securities:
  Securities held to maturity (fair value of $317,000
     and $335,053)                                                 310,993        328,053
  Securities available for sale                                  2,933,988      2,319,633
                                                              ------------   ------------
     Total investment securities                                 3,244,981      2,647,686

Loans receivable, (net of allowance for loan losses
  of $166,100 and $164,150)                                     22,272,183     21,724,869
Office properties and equipment, net                               358,277        363,538
Accrued interest receivable                                        153,978        144,071
Other assets                                                        12,934        142,127
                                                              ------------   ------------

     TOTAL ASSETS                                             $ 32,634,775   $ 26,816,750
                                                              ============   ============

LIABILITIES

Deposits                                                      $ 21,553,095   $ 21,699,725
Deferred income taxes                                              278,798        215,091
Accrued interest payable and other liabilities                     125,899         98,620
                                                              ------------   ------------

     TOTAL LIABILITIES                                          21,957,792     22,013,436
                                                              ------------   ------------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value;
   661,428 shares authorized and outstanding                        66,143              -
Additional paid - in capital                                     6,127,984              -
Retained Earnings - substantially restricted                     4,494,125      4,410,275
Net unrealized gain on securities available for sale               517,871        393,039
Unearned Employee Stock Ownership Plan shares (ESOP)              (529,140)             -
                                                              ------------   ------------

     TOTAL STOCKHOLDERS' EQUITY                                 10,676,983      4,803,314
                                                              ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 32,634,775   $ 26,816,750
                                                              ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                              Three Months Ended June 30,
                                                                  1997           1996
                                                              ------------   ------------

INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                                   $    475,898   $    444,194
  Taxable interest on investments                                   68,931         62,530
  Dividends on Federal Home Loan Bank Stock                          3,231          2,901
  Dividends on Federal Home Loan Mortgage Corporation Stock          2,270          1,987
                                                              ------------   ------------
     Total interest and dividend income                            550,330        511,612
                                                              ------------   ------------

INTEREST EXPENSE
  Deposits                                                         261,114        241,570
  Advances from Federal Home Loan Bank                                   0              0
                                                              ------------   ------------
     Total interest expense                                        261,114        241,570
                                                              ------------   ------------

NET INTEREST INCOME                                                289,216        270,042

Provision for loan losses                                            1,950          1,200
                                                              ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES`               287,266        268,842
                                                              ------------   ------------

NONINTEREST INCOME
  Service charges                                                    5,874          5,342
  Other income                                                         480            523
                                                              ------------   ------------
     Total noninterest income                                        6,354          5,865
                                                              ------------   ------------

NONINTEREST EXPENSE
  Compensation and employee benefits                                90,841         99,430
  Occupancy                                                          9,155          9,527
  Furniture and equipment expense                                    8,470          8,963
  Deposit insurance premiums                                         3,434         11,724
  Supervisory examination, audit and legal fees                      6,550          5,569
  Advertising and public relations                                   6,495          6,643
  Service bureau expense                                            17,334         14,099
  Franchise, payroll and other taxes                                10,389         11,767
  Other expenses                                                    14,558         14,458
                                                              ------------   ------------
     Total noninterest expense                                     167,226        182,180
                                                              ------------   ------------

Income before income taxes                                         126,394         92,527

Income taxes                                                        42,544         33,169
                                                              ------------   ------------

NET INCOME                                                    $     83,850   $     59,358
                                                              ============   ============


See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended June 30,
                                                                  1997           1996
                                                              -----------    ------------
OPERATING ACTIVITIES
  Net income                                                  $    83,850    $    59,358
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation, amortization and accretion, net                     9,318          8,638
  Provision for loan losses                                         1,950          1,200
  Deferred federal income taxes                                      (600)           (20)
  Decrease (increase) in accrued interest receivable
     and other assets                                             119,285         (6,217)
  Increase (decrease) in accrued interest payable
     and other liabilities                                         39,019          5,549
  Decrease in accrued federal income taxes                        (11,739)       (25,566)
                                                              -----------    -----------

  Net cash provided by operating activities                       241,083         42,942
                                                              ------------   ------------

INVESTING ACTIVITIES
  Purchase of term deposits                                             0       (500,000)
  Purchase of available for sale securities                      (425,000)             -
  Principal collected on mortgage - backed securities              17,060         12,649
  Net increase in loans                                          (549,264)      (528,034)
  Purchases of office properties and equipment                     (4,273)             -
                                                              -----------    -----------

  Net cash used for investing activities                         (961,477)    (1,015,385)
                                                              -----------    -----------

FINANCING ACTIVITIES
  Net increase (decrease)in deposits                             (146,630)        53,435
  Proceeds from sale of common stock                            5,664,987              -
                                                              ----------- --------------

  Net cash provided by financing activities                     5,518,357         53,435
                                                              -----------    -----------

  Increase (decrease) in cash and cash equivalents              4,797,963       (919,008)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                          1,794,459      2,424,571
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                              $ 6,592,422    $ 1,505,563
                                                              ===========    ===========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
Cash paid during the period for:
     Interest on deposits and borrowings                      $   260,349    $   241,146
     Income taxes                                                  28,000         33,000


See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Sistersville Bancorp, Inc. (the "Company"), include its wholly-owned subsidiary, First Federal Savings Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 1998.

These statements should be read in conjunction with the consolidated statements as of and for the year ended March 31, 1997, and related notes which are included on Form 10-KSB (file no. 0-22535).

NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On December 5, 1996, the Board of Directors of First Federal Savings and Loan Association of Sistersville (the "Association") approved a plan of conversion (the "Plan") whereby the Association was to convert from a federally chartered mutual savings and loan to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Association's members, the Conversion was completed on June 25, 1997. As a result of this transaction, the Company was formed and the Bank became a wholly-owned subsidiary of the Company.

In connection with the Conversion on June 25, 1997, the Company completed the sale of 661,428 shares of stock at $10.00 per share. From the proceeds, $66,143 was allocated to common stock based on a par value of $.10 per share and $6,127,984, which is net of conversion costs of $420,153, was allocated to additional paid in capital.

NOTE 3 - PENDING ACCOUNTING STANDARDS

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The company will adopt Statement No. 128 on December 31, 1997, and based on current estimates, does not believe the effect on adoption will have a significant impact on the Company's financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE

The Company has not presented earnings per share for the period from inception on June 25, 1997, to June 30, 1997, because it was determined to be not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 1997, and March 31, 1997

On December 5, 1996, the Board of Directors of the Association approved the Plan and the Conversion. After approval by the regulatory authorities and the Association's members, the Conversion was completed on June 25, 1997, and as a result, the holding company was formed (the "Company") and the Bank became a wholly-owned subsidiary of the Company. In connection with the Conversion on June 25, 1997, the Company completed the sale of 661,428 shares (the "Offering") at $10 per share and received net proceeds of approximately $5,665,000. The Company transferred approximately $3,097,000 of the net proceeds to the Bank for the purchase of all of the capital stock of the Bank. In addition, $529,140 was loaned to the Bank's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Offering.

Total assets increased by approximately $5,818,000 to $32,635,000 at June 30, 1997, from $26,817,000 at March 31, 1997. The increase in assets was directly attributable to the Offering. Total cash and cash equivalents increased by $4,798,000 to $6,592,000 at June 30, 1997, from $1,794,000 at March 31, 1997.
This increase represented the inflow of cash associated with subscription orders received for the purchase of Common Stock in the Offering. Net loans receivable increased approximately $547,000 to $22,272,000 at June 30, 1997, from $21,725,000 at March 31, 1997. The net increase was primarily attributable to the increase in one to four family mortgages of $515,000. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by existing cash reserves. Investment securities available for sale increased $614,000 to $2,934,000 at June 30, 1997, from $2,320,000 at
March 31, 1997. The increase was attributable to the purchase of a U. S. Government Agency obligation for $425,000 and an increase in the unrealized gain on securities available for sale of $189,000. Deposits decreased approximately $147,000 to $21,553,000 at June 30, 1997, from $21,700,000. This decrease primarily represents funds withdrawn by depositors which were used to purchase stock in the Offering.

Comparison of the Results of Operations for the Three Months Ended June 30, 1997 and 1996

Net income increased by $24,500 or 41.0% from net income of $59,400 for the three months ended June 30, 1996, to net income of $83,900 for the three months ended June 30, 1997.

Interest income increased $39,000, or 7.6%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The increase in interest income is primarily attributed to an increase in the average balance of interest-earning assets. The average balance in interest-earning assets increased by $2,261,000, or 8.8%, while the average yield on interest-earning assets declined from 7.98% for the three months ended June 30, 1996 to 7.88% for the three months ended June 30, 1997.

Interest expense increased $20,000 from $241,000 for the three months ended June 30, 1996 to $261,000 for the three months ended June 30, 1997. The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities to $22.7 million from $21.0 million. The cost of funds remained relatively unchanged from the same period a year ago.

Net interest income increased $19,000 or 7.1% from $270,000 for the three months ended June 30, 1997 to $289,000 for the three months ended June 30, 1996. The increase is primarily attributable to an increase in average interest earning assets from $25.7 million for the three months ended June 30, 1996 to $27.9 million for the three months ended June 30, 1997. Net interest income was partially offset by a declining interest rate spread from 3.38% for the three months ended June 30, 1996 to 3.28% for the three months ended June 30, 1997.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses increased to $1,950 for the three months ended June 30, 1997, from $1,200 for the three months ended June 30, 1996.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

Noninterest income increased by less than $1,000 from $5,900 for the three months ended June 30, 1996, to $6,400 for the three months ended June 30, 1997. Noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $15,000 from $182,000 for the three months ended June 30, 1996, to $167,000 for the three months ended June 30, 1997. Noninterest expense decreased primarily as a result of a lower deposit insurance premium which decreased as a result of federal legislation enacted in September 1996 from $.23 per $100 of deposit premiums for the three months ended June 30, 1996, to $.065 per $100 of deposits for the three months ended June 30, 1997. Deposit insurance premiums decreased $8,300 from $11,700 for the three months ended June 30, 1996, to $3,400 for the three months ended June 30, 1997. Compensation and employee benefits decreased $8,600 due to the retirement of an employee in February, 1997, with no replacement hired as of June 30, 1997.

Income tax expense increased from $33,000 for the three months ended June 30, 1996, to $43,000 for the three months ended June 30, 1997, as a result of an increase in pre-tax income.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $1.9 million. As of June 30, 1997, the Bank had no outstanding advances from the FHLB.

As of June 30, 1997, the Bank had $1,105,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 1997, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 1997, the Bank's capital ratios are as follows:

                                           Requirement   Actual
                                           -----------   ------

      Tangible capital                        1.50%      23.64%
      Core capital                            3.00%      23.64%
      Risk-based capital                      8.00%      54.84%

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                                June 30,      March  31,
                                                                  1997           1997
                                                              ------------   ------------
                                                                (dollars in thousands)

Loans on nonaccrual basis                                     $         10   $         10
Loans past due 90 days or more                                           -             70
Renegotiated loans                                                       -              -
                                                              ------------   ------------

Total nonperforming loans                                               10             80
                                                              ------------   ------------

Other real estate                                                        -              -
Repossessed assets                                                       -              -
                                                              ------------   ------------

Total nonperforming assets                                    $         10   $         80
                                                              ============   ============

Nonperforming loans as a percent of total loans                       0.00%          0.36%
                                                              ============   ============

Nonperforming assets as a percent of total assets                     0.00%          0.30%
                                                              ============   ============

Allowance for loan losses to nonperforming loans                  1,661.00%        205.19%
                                                              ============   ============

Management monitors impaired loans on a continual basis. As of June 30, 1997 the company had no impaired loans.

During the three months ended June 30, 1997, loans increased $547,000 and nonperforming loans decreased $70,000 while the allowance for loan losses increased $2,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

     The registrant was not engaged in any material pending legal proceedings as of the date of this Report. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2. Changes in securities

     NONE

Item 3. Defaults upon senior securities

     NONE

Item 4. Submission of matters to a vote of security holders

     NONE

Item 5. Other information

     NONE

Item 6. Exhibits and reports on Form 8-K

     NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SISTERSVILLE BANCORP, INC.


Date: August 1, 1997                   By:/s/ Stanley M. Kiser
                                          -------------------------------
                                          Stanley M. Kiser
                                          President and Chief Executive
                                            Officer
                                          (Duly Authorized Officer)




Date: August 1, 1997                   By:/s/ Stanley M. Kiser
                                          -------------------------------
                                          Stanley M. Kiser
                                          President and Chief Executive
                                            Officer
                                          (Principal Executive and Financial
                                            Officer)