Form 10QSB
period 1997-09-30
SISTERSVILLE BANCORP INC
filed 1997-11-10
CIK 1035372

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from          to
                              ----------  ----------

                      Commission File Number 0-22535

                        Sistersville Bancorp, Inc.
          (Exact name of registrant as specified in its charter)


Delaware                                                            31-1516424
--------                                                            ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



                 726 Wells Street, Sistersville, WV 26175
                 (Address of principal executive offices)

                              (304) 652-3671
           (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

             Class:  Common Stock, par value $.10 per share
             Outstanding at November 3, 1997: 661,428 shares

                        SISTERSVILLE BANCORP, INC.

                                  INDEX


                                                                     Page
                                                                    Number
                                                                    ------

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
            September 30, 1997 and March 31, 1997                      3

            Consolidated Statement of Income (Unaudited)
            for the Six Months ended September 30, 1997 and 1996       4

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended September 30, 1997 and 1996     5

            Consolidated Statement of Cash Flows (Unaudited)
            for the Six Months ended September 30, 1997 and 1996       6

            Notes to Unaudited Consolidated Financial Statements     7 - 8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8 - 12

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                         13

   Item 2.  Changes in Securities                                     13

   Item 3.  Default Upon Senior Securities                            13

   Item 4.  Submissions of Matters to a Vote of Security Holders      13

   Item 5.  Other Information                                         13

   Item 6.  Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                            14

                            SISTERSVILLE BANCORP, INC.
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                      September 30,        March 31,
                                                          1997               1997
                                                      ------------       ------------
ASSETS
Cash and Cash Equivalents:
 Cash and amounts due from banks                      $     89,947       $     81,065
 Interest-bearing deposits with other institutions       1,063,241          1,713,394
                                                      ------------       ------------
   Total cash and cash equivalents                       1,153,188          1,794,459

Investment Securities:
 Securities held to maturity (fair value of $309,000
   and $335,053)                                           298,903            328,053
 Securities available for sale                           7,738,184          2,319,633
                                                      ------------       ------------
   Total investment securities                           8,037,087          2,647,686

Loans receivable, (net of allowance for loan losses
 of $166,526 and $164,150)                              22,800,422         21,724,869
Office properties and equipment, net                       348,494            363,538
Accrued interest receivable                                219,699            144,071
Other assets                                                 9,128            142,127
                                                      ------------       ------------

   TOTAL ASSETS                                       $ 32,568,018       $ 26,816,750
                                                      ============       ============

LIABILITIES

Deposits                                              $ 21,373,632       $ 21,699,725
Deferred income taxes                                      287,530            215,091
Accrued interest payable and other liabilities             114,304             98,620
                                                      ------------       ------------

   TOTAL LIABILITIES                                    21,775,466         22,013,436
                                                      ------------       ------------

STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                        -                  -
Common Stock, $.10 par value;
   661,428 shares authorized and outstanding                66,143                  -
Additional paid-in capital                               6,133,549                  -
Retained Earnings-substantially restricted               4,597,735          4,410,275
Net unrealized gain on securities available for sale       511,037            393,039
Unearned Employee Stock Ownership Plan shares (ESOP)     (515,912)                  -
                                                      ------------       ------------

   TOTAL STOCKHOLDERS' EQUITY                           10,792,552          4,803,314
                                                      ------------       ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 32,568,018       $ 26,816,750
                                                      ============       ============

See accompanying notes to the unaudited consolidated financial statements.

                            SISTERSVILLE BANCORP, INC.
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            Six Months Ended September 30,
                                                                1997             1996
                                                            ------------     ------------

INTEREST AND DIVIDEND INCOME
 Taxable interest on loans                                  $    958,399     $    883,565
 Taxable interest on investments                                 189,226          121,449
 Dividends on Federal Home Loan Bank Stock                         6,498            5,833
 Dividends on Federal Home Loan Mortgage Corporation Stock         4,541            3,973
                                                            ------------     ------------
   Total interest and dividend income                          1,158,664        1,014,820
                                                            ------------     ------------

INTEREST EXPENSE
 Deposits                                                        508,335          487,921
 Advances from Federal Home Loan Bank                                  -                -
                                                            ------------     ------------
   Total interest expense                                        508,335          487,921
                                                            ------------     ------------

NET INTEREST INCOME                                              650,329          526,899

Provision for loan losses                                          3,900            2,400
                                                            ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              646,429          524,499
                                                            ------------     ------------

NONINTEREST INCOME
 Service charges                                                  12,290            9,596
 Other income                                                      1,089            1,022
                                                            ------------     ------------
   Total noninterest income                                       13,379           10,618
                                                            ------------     ------------

NONINTEREST EXPENSE
 Compensation and employee benefits                              202,123          204,308
 Occupancy                                                        17,998           19,489
 Furniture and equipment expense                                  17,336           16,407
 Deposit insurance premiums                                        6,831          153,911
 Supervisory examination, audit and legal fees                    24,761           11,101
 Advertising and public relations                                 12,317           12,868
 Service bureau expense                                           32,210           28,143
 Franchise, payroll and other taxes                               26,892           23,335
 Other expenses                                                   27,499           25,685
                                                            ------------     ------------
   Total noninterest expense                                     367,967          495,247
                                                            ------------     ------------

Income before income taxes                                       291,841           39,870

Income taxes                                                     104,381           13,871
                                                            ------------     ------------

NET INCOME                                                  $    187,460     $     25,999
                                                            ============     ============

Earnings per share (Note 4)                                          .17                -

See accompanying notes to the unaudited consolidated financial statements.

                            SISTERSVILLE BANCORP, INC.
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               Three Months Ended September 30,
                                                                    1997             1996
                                                                ------------     ------------

INTEREST AND DIVIDEND INCOME
 Taxable interest on loans                                      $    482,501     $    439,371
 Taxable interest on investments                                     120,295           58,919
 Dividends on Federal Home Loan Bank Stock                             3,267            2,932
 Dividends on Federal Home Loan Mortgage Corporation Stock             2,271            1,986
                                                                ------------     ------------
   Total interest and dividend income                                608,334          503,208
                                                                ------------     ------------

INTEREST EXPENSE
 Deposits                                                            247,221          246,351
 Advances from Federal Home Loan Bank                                      -                -
                                                                ------------     ------------
   Total interest expense                                            247,221          246,351
                                                                ------------     ------------

NET INTEREST INCOME                                                  361,113          256,857

Provision for loan losses                                              1,950            1,200
                                                                ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  359,163          255,657
                                                                ------------     ------------

NONINTEREST INCOME
 Service charges                                                       6,416            4,254
 Other income                                                            609              499
                                                                ------------     ------------
   Total noninterest income                                            7,025            4,753
                                                                ------------     ------------

NONINTEREST EXPENSE
 Compensation and employee benefits                                  111,282          104,878
 Occupancy                                                             8,843            9,962
 Furniture and equipment expense                                       8,866            7,444
 Deposit insurance premiums                                            3,397          142,187
 Supervisory examination, audit and legal fees                        18,211            5,532
 Advertising and public relations                                      5,822            6,225
 Service bureau expense                                               14,876           14,044
 Franchise, payroll and other taxes                                   16,503           11,568
 Other expenses                                                       12,941           11,227
                                                                ------------     ------------
   Total noninterest expense                                         200,741          313,067
                                                                ------------     ------------

Income (loss) before income taxes                                    165,447          (52,657)

Income taxes (benefit)                                                62,837          (19,298)
                                                                ------------     ------------

NET INCOME (LOSS)                                               $    102,610     $    (33,359)
                                                                ============     ============

Earnings per share (Note 4)                                              .17                -

See accompanying notes to the unaudited consolidated financial statements.

                          SISTERSVILLE BANCORP,  INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended September  30,
                                                               1997             1996
                                                           ------------     ------------
OPERATING ACTIVITIES
 Net income                                                $    187,460     $     25,999
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation, amortization and accretion, net                   18,805           17,674
 Provision for loan losses                                        3,900            2,400
 Deferred federal income taxes                                   11,445              (20)
 ESOP amortization                                               18,793                -
 Decrease (increase) in accrued interest receivable
   and other assets                                              57,371          (11,989)
 Increase in accrued interest payable
   and other liabilities                                         25,786          125,764
 Decrease in accrued federal income taxes                       (10,102)         (86,729)
                                                           ------------     ------------

 Net cash provided by operating activities                      313,458           73,099
                                                           ------------     ------------

INVESTING ACTIVITIES
 Purchase of term deposits                                            -         (900,000)
 Purchase of available for sale securities                   (5,239,047)               -
 Maturities of held to maturity securities                            -          400,000
 Principal collected on mortgage - backed securities             29,150           22,539
 Net increase in loans                                       (1,079,453)      (1,073,017)
 Purchases of office properties and equipment                    (4,273)               -
                                                           ------------     ------------

 Net cash used for investing activities                      (6,293,623)      (1,550,478)
                                                           ------------     ------------

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                           (326,093)          83,607
 Proceeds from sale of common stock                           5,664,987                -
                                                           ------------     ------------

 Net cash provided by financing activities                    5,338,894           83,607
                                                           ------------     ------------

 Decrease in cash and cash equivalents                         (641,271)      (1,393,772)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                       1,794,459        2,424,571
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $  1,153,188     $  1,030,799
                                                           ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest on deposits and borrowings                     $    512,380     $    487,269
   Income taxes                                                  67,000           66,000


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


NOTE 3 - PENDING ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The effect on the Company will be to classify unrealized gains and losses on investments available-for-sale as a component of comprehensive income.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement

No. 128 on December 31, 1997, and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.


NOTE 4 - EARNINGS PER SHARE

Earnings per share for the six months ended September 30, 1997, reflects earnings for the period July 1 through September 30, 1997. Earnings for the period from the closing of the conversion on June 25, 1997, to June 30, 1997, was determined to be not meaningful.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at September  30, 1997, and March 31, 1997
----------------------------------------------------------------------------

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

Total assets increased by approximately $5,751,000 to $32,568,000 at September 30, 1997, from $26,817,000 at March 31, 1997. The increase in assets was directly attributable to the Offering. Investment securities increased $5,389,000 from $2,648,000 at March 31, 1997, to $8,037,000 at September 30,
1997. The increase represented the investment of funds associated with the subscription of orders received for the purchase of Common Stock in the Offering. The increase in investments was in the available-for-sale classification , as all investment purchases made during this six month period were classified as available-for-sale. These securities have staggering maturities ranging from one to seven years. Net loans receivable increased $1,075,000 from $21,725,000 at March 31, 1997, to $22,800,000 at September 30,
1997. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding for loan growth was provided by funds received in connection with the Offering and by a decrease in cash and cash equivalents by $642,000 to $1,153,000 at September 30, 1997, from $1,795,000 at March 31, 1997. Deposits decreased approximately $326,000 to $21,374,000 at September 30, 1997, from $21,700,000 at March 31, 1997. This decrease primarily represents funds withdrawn by depositors which were used to purchase stock in the Offering.


Comparison of the Results of Operations for the Six  Months Ended September
---------------------------------------------------------------------------
30, 1997 and 1996
-----------------

Net income increased by $161,000 or 621.0% from net income of $26,000 for the six months ended September 30, 1996, to net income of $187,000 for the six months ended September 30, 1997.

Interest and dividend income increased $144,000, or 14.2%,to $1,159,000 for the six months ended September 30, 1997, compared to $1,015,000 for the six months ended September 30, 1996. The increase in interest income resulted from an increase in earnings on loans of $75,000, or 8.5%, and an increase in earnings on investments, including interest-bearing deposits, of $69,000, or 52.6%. These increases were due to an increase in the average balance of loans of $1.8 million and investments, including interest-bearing deposits, of $ 2.1 million for the six months ended September 30, 1997, compared with same six month period ending in 1996. In addition, the yield on investments increased from 4.75% for the six months ended September 30, 1996 to 5.2% for the same six month period ended September 30, 1997. The yield on loans remained relatively unchanged for the six months ended September 30, 1997, compared to the same period in 1996 at 8.6% for both periods.

Interest expense increased $20,000 from $488,000 for the six months ended September 30, 1996, to $508,000 for the six months ended September 30, 1997. The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities to $21.5 million from $21.0 million, which was due primarily to the temporary holding of funds received in connection with the offering. The cost of funds remained relatively unchanged from the same period a year ago decreasing 2 basis points from 4.63% for the 1996 period to 4.61% for the 1997 period.

Net interest income increased $123,000, or 23.4%, from $527,000 for the six months ended September 30, 1996, to $650,000 for the six months ended September 30, 1997. The increase is primarily attributable to an increase in average interest-earning assets from $26.1 million for the six months ended September 30, 1996 to $30.0 million for the six months ended September 30, 1997. The company's net yield on interest-earning assets increased from 4.04% for the six months ended September 30, 1996 to 4.34% for the six months ended September 30, 1997.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses increased to $3,900 for the six months ended September 30, 1997, from $2,400 for the six months ended September 30, 1996, based on inherent risks associated with increased lending volume.

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

Noninterest income increased by $3,000 from $10,000 for the six months ended September 30, 1996, to $13,000 for the six months ended September 30, 1997. Noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $127,000 from $495,000 for the six months ended September 30, 1996, to $368,000 for the six months ended September 30, 1997. Noninterest expense decreased primarily as a result of a one-time charge of $129,000 in federal insurance premiums during the six months ended September 30, 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one-time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. In addition the Bank incurred a lower
base deposit insurance premium  as a result of the legislation enacted   from
$.23 per $100 of deposit premiums for the six months ended September 30, 1996, to $.065 per $100 of deposits for the six months ended September 30, 1997. Supervisory Examination, Audit, and Legal expenses increased by $14,000 from $11,000 for the six months ended September 30, 1996 to $25,000 for the six months ended September 30, 1997, as a result of additional costs associated with stock ownership.

Income tax expense increased from $14,000 for the six months ended September 30, 1996, to $104,000 for the six months ended September 30, 1997, as a result of an increase in pre-tax income.


Comparison of the Results of Operations for the Three Months Ended September
----------------------------------------------------------------------------
30, 1997 and 1996
-----------------

Net income increased by $136,000 or 407.6% from a net loss of $33,000 for the three months ended September 30, 1996, to net income of $103,000 for the three months ended September 30, 1997.

Interest and dividend income increased $105,000, or 20.9%,to $608,000 for the three months ended September 30, 1997, compared to $503,000 for the three months ended September 30, 1996. The increase in interest income resulted from an increase in earnings on loans of $43,000, or 9.8%, and an increase in earnings on investments, including interest-bearing deposits, of $62,000, or 97.1%. These increases were due to an increase in the average balance of loans of $1.8 million and investments, including interest-bearing deposits of $3.1 million for the three months ended September 30, 1997, compared with the same three month period ending in 1996. In addition, the yield on investments increased from 4.54% for the three months ended September 30, 1996 to 5.93% for the same three month period ended September 30, 1997. The yield on loans increased 10 basis points from 8.44% for the three month period ended September 30, 1996 to 8.54% for the period ended September 30, 1997.

Interest expense increased $1,000 from $246,000 for the three months ended September 30, 1996, to $247,000 for the three months ended September 30, 1997. The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities to $21.2 million from $21.1 million. The cost of funds remained relatively unchanged from the same period a year ago decreasing 3 basis points from 4.66% for the 1996 period to 4.63% for the 1997 period.

Net interest income increased $104,000, or 40.6%, from $257,000 for the three months ended September 30, 1996, to $361,000 for the three months ended September 30, 1997. The increase is primarily attributable to an increase in average interest- earning assets from $26.2 million for the three months ended September 30, 1996 to $31.0 million for the three months ended September 30, 1997. The company's net yield on interest-earning assets increased from 3.92% for the three months ended September 30, 1996 to 4.66% for the three months ended September 30, 1997.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses increased to $1,950 for the three months ended September 30, 1997, from $1,200 for the three months ended September 30, 1996 based on inherent risks associated with increased lending volume.

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

Noninterest income increased by $2,000 from $5,000 for the three months ended September 30, 1996, to $7,000 for the three months ended September 30, 1997. Noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $112,000 from $313,000 for the three months ended September 30, 1996, to $201,000 for the three months ended September 30, 1997. Noninterest expense decreased primarily as a result of a one-time charge of $129,000 in federal insurance premiums during the three months ended September 30, 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one-time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. In addition the Bank incurred a lower
base deposit insurance premium  as a result of the legislation enacted   from
$.23 per $100 of deposit premiums for the three months ended September 30, 1996, to $.065 per $100 of deposits for the three months ended September 30, 1997. Compensation and employee benefits increased by $6,000 from $105,000 for the three months ended September 30, 1996, to $111,000 for the three months ended September 30, 1997. The increase is due to compensation costs associated with the Employee Stock Ownership Plan which was partially offset by the Bank operating with one less employee. Supervisory Examination, Audit, and Legal expenses increased by $13,000 from $5,000 for the three months ended September 30, 1996 to $18,000 for the three months ended September 30, 1997, as a result of additional costs associated with stock ownership.

Income tax expense increased by $82,000 from a tax benefit of $19,000 for the three months ended September 30, 1996 to a tax expense of $63,000 for the three months ended September 30, 1997. The increase is due to an increase in pre-tax income.

Liquidity and Capital Resources
-------------------------------

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $1.9 million. As of September 30, 1997, the Bank had no outstanding advances from the FHLB.

As of September 30, 1997, the Bank had $567,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors both the Company's and the Savings Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 1997, the Company and Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 1997, the Bank and Company's capital ratios are as follows:


                                                        Bank    Company
                                       Requirement     Actual    Actual
                                       -----------     ------    ------

     Tangible capital                      1.50%       24.46%    30.57%
     Core capital                          3.00%       24.46%    30.57%
     Risk-based capital                    8.00%       48.94%    65.26%

Risk Elements
-------------

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

                                                   September 30,   March 31,
                                                      1997           1997
                                                    ----------    ----------
                                                     (dollars in thousands)

Loans on nonaccrual basis                           $       12    $       10
Loans past due 90 days or more                               -            70
Renegotiated loans                                           -             -
                                                    ----------    ----------

Total nonperforming loans                                   12            80
                                                    ----------    ----------

Other real estate                                            -             -
Repossessed assets                                           -             -
                                                    ----------    ----------

Total nonperforming assets                          $       12    $       80
                                                    ==========    ==========

Nonperforming loans as a percent of total loans          0.05%         0.36%
                                                    ==========    ==========

Nonperforming assets as a percent of total assets        0.04%         0.30%
                                                    ==========    ==========

Allowance for loan losses to nonperforming loans     1,387.72%       205.19%
                                                    ==========    ==========

Management monitors impaired loans on a continual basis. As of September 30, 1997, the company had no impaired loans.

During the six months ended September 30, 1997, loans increased $1,075,000 and nonperforming loans decreased $68,000 while the allowance for loan losses increased $2,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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


                                  SISTERSVILLE BANCORP, INC.


Date: November 3, 1997      By:  /s/ Stanley M. Kiser
                                 -----------------------------------
                                 Stanley M. Kiser
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)




Date: November 3, 1997       By:  /s/ Stanley M. Kiser
                                 -----------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)