Form 10QSB
period 1997-12-31
SISTERSVILLE BANCORP INC
filed 1998-02-12
CIK 1035372

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from             to
                               -----------     -------------

                          Commission File Number 0-22535

                            Sistersville Bancorp, Inc.
              (Exact name of registrant as specified in its charter)

Delaware                                                           31-1516424
--------                                                           ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization

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

       Class:  Common Stock, par value $.10 per share
       Outstanding at February 3, 1998: 661,428 shares

                         SISTERSVILLE BANCORP, INC.

                                    INDEX


                                                                      Page
                                                                     Number
                                                                     ------

PART I. FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheet (Unaudited) as of
                December 31, 1997 and March 31, 1997                    3

               Consolidated Statement of Income (Unaudited)
                for the Nine Months ended December 31, 1997 and 1996    4

               Consolidated Statement of Income (Unaudited)
                for the Three Months ended December 31, 1997 and 1996   5

               Consolidated Statement of Cash Flows (Unaudited)
                for the Nine Months ended December 31, 1997 and 1996    6

               Notes to Unaudited Consolidated Financial Statements   7 -  8

    Item 2.    Management's Discussion and Analysis                   8 - 12

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings                                       13

    Item 2.    Changes in Securities                                   13

    Item 3.    Default Upon Senior Securities                          13

    Item 4.    Submissions of Matters to a Vote of Security Holders    13

    Item 5.    Other Information                                       13

    Item 6.(a) Exhibits                                                14

    Item 6.(b) Report on Form 8-K                                      14

SIGNATURES                                                             15

                                SISTERSVILLE BANCORP, INC.
                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31,    March 31,
                                                                 1997            1997
                                                              ------------   ------------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                             $     93,622   $     81,065
  Interest-bearing deposits with other institutions                727,980      1,713,394
                                                              ------------   ------------
           Total cash and cash equivalents                         821,602      1,794,459

Investment Securities:
  Securities held to maturity (fair value of $297,039
    and $335,053)                                                  287,460        328,053
Securities available for sale                                    7,463,101      2,319,633
                                                              ------------   ------------
     Total investment securities                                 7,750,561      2,647,686

Loans receivable, (net of allowance for loan losses
  of $167,800 and $164,150)                                     23,639,822     21,724,869
Office properties and equipment, net                               353,300        363,538
Accrued interest receivable                                        269,654        144,071
Other assets                                                        29,874        142,127
                                                              ------------   ------------

     TOTAL ASSETS                                             $ 32,864,813   $ 26,816,750
                                                              ============   ============

LIABILITIES

Deposits                                                      $ 21,474,472   $ 21,699,725
Deferred income taxes                                              337,370        215,091
Accrued interest payable and other liabilities                     127,549         98,620
                                                              ------------   ------------

     TOTAL LIABILITIES                                          21,939,391     22,013,436
                                                              ------------   ------------
STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                                -              - Common Stock,
$.10 par value; 2,000,000 shares
   authorized, 661,428 issued and outstanding                       66,143              -
Additional paid - in capital                                     6,144,929              -
Retained Earnings - substantially restricted                     4,601,838      4,410,275
Net unrealized gain on securities available for sale               606,729        393,039
Unearned Employee Stock Ownership Plan shares (ESOP)              (494,217)             -
                                                              ------------   ------------

     TOTAL STOCKHOLDERS' EQUITY                                 10,925,422      4,803,314
                                                              ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 32,864,813   $ 26,816,750
                                                              ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                               SISTERSVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            Nine Months Ended December 31,
                                                                 1997           1996
                                                             -------------  ------------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                                  $  1,450,933   $  1,341,916
  Taxable interest on investments                                 301,000        174,257
  Dividends on Federal Home Loan Bank Stock                         9,765          8,708
  Dividends on Federal Home Loan Mortgage Corporation Stock         6,811          5,959
                                                             ------------   ------------
       Total interest and dividend income                       1,768,509      1,530,840
                                                             ------------   ------------
INTEREST EXPENSE
  Deposits                                                        755,494        735,607
                                                             ------------   ------------
       Total interest expense                                     755,494        735,607
                                                             ------------   ------------

NET INTEREST INCOME                                             1,013,015        795,233

Provision for loan losses                                           5,174          5,583
                                                             ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,007,841        789,650
                                                             ------------   ------------
NONINTEREST INCOME
  Service charges                                                  16,885         15,847
  Other income                                                      1,579          5,440
                                                             ------------   ------------
       Total noninterest income                                    18,464         21,287
                                                             ------------   ------------
NONINTEREST EXPENSE
  Compensation and employee benefits                              318,767        309,733
  Occupancy                                                        26,472         30,561
  Furniture and equipment expense                                  25,644         26,271
  Deposit insurance premiums                                       10,246        163,302
  Supervisory examination, audit and legal fees                    50,524         17,851
  Advertising and public relations                                 17,127         16,793
  Service bureau expense                                           47,520         42,587
  Franchise, payroll and other taxes                               43,413         35,071
  Other expenses                                                   41,439         50,500
                                                             ------------   ------------
       Total noninterest expense                                  581,152        692,669
                                                             ------------   ------------

Income before income taxes                                        445,153        118,268

Income taxes                                                      156,229         32,558
                                                             ------------   ------------
NET INCOME                                                   $    288,924   $     85,710
                                                             ============   ============

Basic Earnings per share (Note 4)                                    $.34           $  -

See accompanying notes to the unaudited consolidated financial statements.

                                 SISTERSVILLE BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           Three Months Ended December 31,
                                                                  1997           1996
                                                              ------------   ------------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                                   $    492,534   $    458,351
  Taxable interest on investments                                  111,774         52,808
  Dividends on Federal Home Loan Bank Stock                          3,267          2,875
  Dividends on Federal Home Loan Mortgage Corporation Stock          2,270          1,986
                                                              ------------   ------------
       Total interest and dividend income                          609,845        516,020
                                                              ------------   ------------
INTEREST EXPENSE
  Deposits                                                         247,159        247,686
                                                              ------------   ------------
       Total interest expense                                      247,159        247,686
                                                              ------------   ------------
NET INTEREST INCOME                                                362,686        268,334

Provision for loan losses                                            1,274          3,183
                                                              ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                361,412        265,151
                                                              ------------   ------------
NONINTEREST INCOME
  Service charges                                                    4,595          6,251
  Other income                                                         490          4,418
                                                              ------------   ------------
       Total noninterest income                                      5,085         10,669
                                                              ------------   ------------
NONINTEREST EXPENSE
  Compensation and employee benefits                               116,644        105,425
  Occupancy                                                          8,474         11,072
  Furniture and equipment expense                                    8,308          9,864
  Deposit insurance premiums                                         3,415          9,391
  Supervisory examination, audit and legal fees                     25,763          6,750
  Advertising and public relations                                   4,810          3,925
  Service bureau expense                                            15,310         14,444
  Franchise, payroll and other taxes                                16,521         11,736
  Other expenses                                                    13,940         24,815
                                                              ------------   ------------
       Total noninterest expense                                   213,185        197,422
                                                              ------------   ------------

Income (loss) before income taxes                                  153,312         78,398

Income taxes (benefit)                                              51,848         18,687
                                                              ------------   ------------
NET INCOME (LOSS)                                             $    101,464   $     59,711
                                                              ============   ============

Basic Earnings per share (Note 4)                                     $.17            $ -


See accompanying notes to the unaudited consolidated financial statements.

                                  SISTERSVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended December 31,
                                                                  1997         1996
                                                              -----------   ------------
OPERATING ACTIVITIES
  Net income                                                  $   288,924   $     85,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation, amortization and accretion, net                    28,189         27,630
  Gain on sale of other real estate                                     -         (3,903)
  Provision for loan losses                                         5,174          5,583
  Deferred federal income taxes                                     7,457           (394)
  ESOP amortization                                                51,869              -
  Decrease (increase) in accrued interest receivable
    and other assets                                              (13,330)       (18,315)
  Increase (decrease) in accrued interest payable
    and other liabilities                                          20,057        (12,666)
  Increase (decrease) in accrued federal income taxes               8,874        (60,833)
                                                              -----------   ------------
  Net cash provided by operating activities                       397,214         22,812
                                                              -----------   ------------
INVESTING ACTIVITIES
  Purchase of term deposits                                             -       (400,000)
  Purchase of available for sale securities                    (5,239,047)             -
  Maturity of available for sale security                         425,000              -
  Maturities of held to maturity securities                             -        400,000
  Principal collected on mortgage - backed securities              40,593         35,035
  Net increase in loans                                        (1,920,127)    (1,602,249)
  Disposition of real estate owned                                      -         32,549
  Purchases of office properties and equipment                    (18,862)        (2,627)
                                                              -----------   ------------
  Net cash used for investing activities                       (6,712,443)    (1,537,292)
                                                              -----------   ------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                            (225,253)       107,850
  Dividends paid                                                  (97,362)             -
  Proceeds from sale of common stock                            5,664,987              -
                                                              -----------   ------------
  Net cash provided by financing activities                     5,342,372        107,850
                                                              -----------   ------------

  Decrease in cash and cash equivalents                          (972,857)    (1,406,630)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                        1,794,459      2,424,571
                                                              -----------   ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                            $   821,602   $  1,017,941
                                                              ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings                       $   762,888   $    742,562
    Income taxes                                                  106,000         99,000


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

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 1997, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).

NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On December 5, 1996, the Board of Directors of First Federal Savings and Loan Association of Sistersville (the "Association") approved a plan of conversion (the "Plan") whereby the Association was to convert from a federally chartered mutual savings and loan to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Association's members, the Conversion was completed on June 25, 1997. As a result of the Conversion, the Company was formed and the Bank became a wholly-owned subsidiary of the Company.

In connection with the completion of the Conversion on June 25, 1997, the Company completed the sale of 661,428 shares of stock at $10.00 per share. From the proceeds, $66,143 was allocated to common stock based on a par value of $.10 per share and $6,127,984, which is net of conversion costs of $420,153, was allocated to additional paid in capital.

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

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997, by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the nine months ended December 31, 1997, reflects earnings for the period July 1 through December 31, 1997. Earnings for the period from the closing of the conversion on June 25, 1997, to June 30, 1997, was determined to be not meaningful. The Company accounts for the 52,914 shares acquired by the ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to employee accounts.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company adopted Statement No. 128 for the periods ending on December 31, 1997, and had no effect on the Company's earnings per share calculations.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 1997, and March 31, 1997
--------------------------------------------------------------------------

On December 5, 1996, the Board of Directors of the Association approved the Plan. After approval by the regulatory authorities and the Association's members, the Conversion was completed on June 25, 1997, and as a result, the Company was formed and the Bank became a wholly-owned subsidiary of the Company. In connection with the Conversion on June 25, 1997, the Company completed the sale of 661,428 shares (the "Offering") at $10 per share and received net proceeds of approximately $5,665,000. The Company transferred approximately $3,097,000 of the net proceeds to the Bank for the purchase of all of the capital stock of the Bank. In addition, $529,140 was loaned to the Bank's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Offering.

Total assets increased by approximately $6,048,000 to $32,865,000 at December 31, 1997, from $26,817,000 at March 31, 1997. The increase in assets was
directly attributable to the Offering.   Investment securities increased
$5,103,000 from $2,648,000 at March 31, 1997, to $7,751,000 at December 31,
1997. The increase represented the investment of funds received from the purchase of Common Stock in the Offering. The increase in investments was in the available-for-sale classification, as all investment purchases made during this nine month period were classified as available-for-sale. These securities have staggering maturities ranging from one to seven years. Net loans receivable increased $1,915,000 from $21,725,000 at March 31, 1997, to $23,640,000 at December 31, 1997. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding for loan growth was provided by funds received from the Offering and by a decrease in cash and cash equivalents by $973,000 to $822,000 at December 31, 1997, from $1,795,000 at March 31, 1997. Deposits decreased approximately $225,000 to $21,475,000 at December 31, 1997, from $21,700,000 at March 31, 1997. This decrease primarily represents funds withdrawn by depositors which were used to purchase stock in the Offering.

Stockholders' equity increased $6,122,000 to $10,925,000 at December 31, 1997 compared to $4,803,000 at March 31, 1997. As discussed previously, the increase was primarily attributed to the Offering and the result of net income of $289,000 and recognition of shares in the Employee Stock Ownership Plan amounting to $52,000. Through December 31, 1997, the Company initiated the payment of dividends of $.16 per share, while maintaining capital ratios well in excess of regulatory guidelines. Future dividend policies will be determined by the Board of Directors in light, among other factors, of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

Comparison of the Results of Operations for the Nine Months Ended December 31,
------------------------------------------------------------------------------
1997 and 1996
-------------

Net income increased by $203,000 or 237.1% from net income of $86,000 for the nine months ended December 31, 1996, to net income of $289,000 for the nine months ended December 31, 1997.

Interest and dividend income increased $238,000, or 15.5%,to $1,769,000 for the nine months ended December 31, 1997, compared to $1,531,000 for the nine months ended December 31, 1997. The increase in interest income resulted from an increase in earnings on loans of $109,000, or 8.1%, and an increase in earnings on investments, including interest-bearing deposits, of $129,000, or 68.1%. These increases were due to an increase in the average balance of loans of $1.8 million and investments, including interest-bearing deposits, of $ 3.6 million for the nine months ended December 31, 1997, compared with same nine month period ended in 1996. The increase in interest income on investments and loans was directly attributable to proceeds received in the
Offering.   The yield on loans remained relatively unchanged for the nine months ended December 31, 1997, compared to the same period in 1996 at 8.5% for both periods.

Interest expense increased $20,000 from $736,000 for the nine months ended December 31, 1996, to $756,000 for the nine months ended December 31, 1997. The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities to $21.8 million from $21.1 million, which was due primarily to the temporary holding of funds received in connection with the Offering. The cost of funds remained relatively unchanged from the same period a year ago decreasing 3 basis points from 4.65% for the 1996 period to 4.62% for the 1997 period.

Net interest income increased $218,000, or 27.4%, from $795,000 for the nine months ended December 31, 1996, to $1,013,000 for the nine months ended
December 31, 1997.   The

Company's net yield on interest-earning assets increased from 4.17% for the nine months ended December 31, 1996 to 4.40% for the nine months ended December 31, 1997.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses remained relatively constant at $5,200 and $5,600 for the nine months ended December 31, 1997 and 1996.

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

Noninterest income decreased by $3,000 from $21,000 for the nine months ended December 31, 1996, to $18,000 for the nine months ended December 31, 1997. Noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $112,000 from $693,000 for the nine months ended December 31, 1996, to $581,000 for the nine months ended December 31, 1997. Noninterest expense decreased primarily as a result of a one-time charge of $129,000 in federal insurance premiums during the nine months ended December 31, 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one-time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. Supervisory Examination, Audit, and Legal expenses increased by $33,000 from $18,000 for the nine months ended December 31, 1996 to $51,000 for the nine months ended December 31, 1997, as a result of additional costs associated with stock ownership. Compensation and employee benefits increased $9,000 from $310,000 for the nine months ended December 31, 1996 to $319,000 for the same period in 1997. The increase was due primarily to the employee stock ownership plan expense from the distribution of additional shares which was partially offset by the Company operating with one less employee.

Income tax expense increased from $33,000 for the nine months ended December 31, 1996, to $156,000 for the nine months ended December 31, 1997, as a result of an increase in pre-tax income.

Comparison of the Results of Operations for the Three Months Ended December
------------------------------------------------------------------------------
31, 1997 and 1996
-----------------

Net income increased by $42,000 or 69.9% from net income of $60,000 for the three months ended December 31, 1996, to net income of $102,000 for the three months ended December 31, 1997.

Interest and dividend income increased $94,000, or 18.2%,to $610,000 for the three months ended December 31, 1997, compared to $516,000 for the three months ended December 31, 1996. The increase in interest income resulted from an increase in earnings on loans of $34,000, or 7.5%, and an increase in earnings on investments, including interest-bearing deposits, of $60,000, or 103.4%. These increases were due to an increase in the average balance of loans of $1.8 million and investments, including interest-bearing deposits of $4.4 million for the three months ended December 31, 1997, compared with the same three month period ending in 1996. Funding of these increases was directly attributable to the Offering.

Interest expense decreased less than $1,000 for the three months ended December 31, 1997 to $247,000 as compared to the same period in 1996. An increase in the average balance of interest-bearing liabilities of $50,000 to $21.2 million was offset by a decrease in the cost of funds by 2 basis points to 4.66% for the 1997 period from 4.68% for the 1996 period.

Net interest income increased $95,000, or 35.2%, from $268,000 for the three months ended December 31, 1996, to $363,000 for the three months ended December 31, 1997. The increase is primarily attributable to an increase in average interest-earning assets of $6.2 million from $26.3 million for the three months ended December 31, 1996, to $32.5 million for the three months ended December 31, 1997. The Company's net yield on interest-earning assets increased from 4.08% for the three months ended December 31, 1996, to 4.47% for the three months ended December 31, 1997.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses decreased to $1,300 for the three months ended December 31, 1997, from $3,200 for the three months ended December 31, 1996 based on management's analysis of the reserve's adequacy.

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

Noninterest income decreased by $6,000 from $11,000 for the three months ended December 31, 1996, to $5,000 for the three months ended December 31, 1997. The decrease is primarily attributable to a gain on the sale of real estate in the 1996 period of $4,000 which was not present in the 1997 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense increased by $16,000 from $197,000 for the three months ended December 31, 1996, to $213,000 for the three months ended December 31, 1997. Compensation and employee benefits increased by $11,000 from $106,000 for the three months ended December 31, 1996, to $117,000 for the three months ended December 31, 1997. The increase is due to compensation costs associated with the Employee Stock Ownership Plan which was partially offset by the Bank operating with one less employee. Supervisory Examination, Audit, and Legal expenses increased by $19,000 from $7,000 for the three months ended December 31, 1996, to $26,000 for the three months ended December 31, 1997, as a result of additional costs associated with public stock ownership and regulatory requirements.

Income tax expense increased by $33,000 from $19,000 for the three months ended December 31, 1996, to $52,000 for the three months ended December 31, 1997. The increase is due to an increase in pre-tax income.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $1.9 million. As of December 31, 1997, the Bank had no outstanding advances from the FHLB.

As of December 31, 1997, the Bank had $350,000 in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

Management monitors both the Company's and the Savings Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 1997, the Company and Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At December 31, 1997, the Bank and Company's capital ratios were as follows:

                                                    Bank      Company
                                   Requirement     Actual      Actual
                                   -----------     ------      ------

     Tangible capital                1.50%         26.11%      31.99%
     Core capital                    3.00%         26.11%      31.99%
     Risk-based capital              8.00%         55.96%      71.45%


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

                                                   December 31,    March 31,
                                                       1997          1997
                                                   -----------    ----------
                                                    (dollars in thousands)

Loans on nonaccrual basis                          $         -    $       10
Loans past due 90 days or more                               -            70
Renegotiated loans                                           -             -
                                                   -----------    ----------

Total nonperforming loans                                    -            80
                                                   -----------    ----------
Other real estate                                            -             -
Repossessed assets                                           -             -
                                                   -----------    ----------

Total nonperforming assets                         $         -    $       80
                                                   ===========    ==========
Nonperforming loans as a percent of total loans           0.00%         0.36%
                                                   ===========    ==========

Nonperforming assets as a percent of total assets         0.00%         0.30%
                                                   ===========    ==========

Allowance for loan losses to nonperforming loans          0.00%       205.19%
                                                   ===========    ==========

Management monitors impaired loans on a continual basis. As of December 31, 1997, the Company had no impaired loans.

During the nine months ended December 31, 1997, loans increased $1.9 million and nonperforming loans decreased $80,000 while the allowance for loan losses increased $4,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. Nonperforming loans were primarily made up of one to four family residential mortgages at March 31, 1997. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

            NONE

Item 3.     Defaults upon senior securities

            NONE

Item 4.     Submission of matters to a vote of security holders

            NONE

Item 5.     Other information

            NONE

Item 6.(a) Exhibit 11 - Statement Regarding Computation of Earnings
            Per Share

Item 6.(b) Report on Form 8-K

     On December 15, 1997, the Company filed a Current Report on Form 8-K,
     Item 5, dated December 4, 1997, to report the declaration of a cash dividend of $.16 per share on its Common Stock.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SISTERSVILLE BANCORP, INC.


Date: November 3, 1997                    By: /s/ Stanley M. Kiser
                                             ---------------------------------
                                             Stanley M. Kiser
                                             President and Chief Executive
                                             Officer
                                             (Duly Authorized Officer)




Date: November 3, 1997                    By: /s/ Stanley M. Kiser
                                             ---------------------------------
                                             Stanley M. Kiser
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive and
                                              Financial Officer)