Form 10KSB
period 1998-03-31
SISTERSVILLE BANCORP INC
filed 1998-06-11
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   March 31, 1998

[    ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from        to       .
                                                              ------    ------

Commission File No. 0-22535

                           SISTERSVILLE BANCORP, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                        31-1516424
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

726 Wells Street, Sistersville, West Virginia                        26175
----------------------------------------------                 -----------------
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                (304) 652-3671
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
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $2,350,673.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $15.50 per share sale price of the registrant's Common Stock on April 29, 1998, was $8,309,829.

         As of June 10, 1998, there were 628,357 outstanding shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES     NO  X
    ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 1998 (the "Annual Report"). (Part II)

         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 1998. (Part III)

PART I

Item 1.  Business
-----------------

Business of the Company

         Sistersville Bancorp, Inc. (the "Company") is a Delaware corporation organized in March 1997 at the direction First Federal Savings and Loan Association of Sistersville (the "Association") to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On June 25, 1997, the Conversion was completed and the Association became a wholly owned subsidiary of the Company and changed its name to First Federal Savings Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank is a federally chartered stock savings bank headquartered in Sistersville, West Virginia. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund
("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System. Unless otherwise stated, the term "Bank" refers to both the Bank's and Company's activities on a consolidated basis.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         The Bank is one of many financial institutions serving its market area which consists of Tyler, Pleasants, Wetzel and Wood Counties in West Virginia. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. The Bank has been able to maintain its position in mortgage loan originations, market share, and deposit accounts throughout its market areas by virtue of its local presence, competitive pricing, and referrals from existing customers. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         General. The Bank's loan portfolio predominantly consists of fixed-rate mortgage loans secured by one- to four-family residences and to a lesser extent, the Bank originates construction and consumer loans. It is the current policy of the Bank to remain primarily a portfolio lender. Mortgage loans originated by the Bank in its portfolio generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                                               At March 31,
                                                                   -----------------------------------------------------------------
                                                                             1998                                 1997
                                                                   --------------------------------    -----------------------------
                                                                       $                  %                $                  %
                                                                      ---                ---              ---                ---
                                                                                      (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  Construction.........................................              $   701             2.88%          $   141           0.63%
  1-4 family..........................................                22,594            92.78            21,036          94.36
  Multi-family.........................................                   --             0.00                --           0.00
  Commercial...........................................                   --             0.00                --           0.00
Consumer loans:
  Automobiles..........................................                  699             2.87               764           3.43
  Savings accounts.....................................                  234             0.96               296           1.33
  Other................................................                   27             0.11                29           0.13
Commercial.............................................                   96             0.39                27           0.12
                                                                      ------           ------            ------          -----
Total loans............................................               24,351           100.00%           22,293         100.00%
                                                                                       ======                           ======

Less:
Loans in process.......................................                 (463)                              (323)
Deferred loan origination fees and costs...............                  (72)                               (81)
Allowance for possible loan losses.....................                 (169)                              (164)
                                                                      ------                             ------
  Total loans, net.....................................              $23,647                            $21,725
                                                                      ======                             ======

Loan Maturity Tables

         The following table sets forth the maturity of the Company's loan portfolio at March 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $ 3.5 million and $ 3.0 million for the years ended March 31, 1998 and 1997, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                   1-4 Family
                                   Real Estate
                                    Mortgage          Construction         Consumer         Commercial           Total
                                    --------          ------------         --------         ----------           -----

                                                                     (In Thousands)
Non-performing                       $   166            $     --            $   --             $  --            $   166
Amounts Due:
Within 3 months.............               3                  --                 7                --                 10
3 months to 1 Year..........              11                  --                22                --                 33

After 1 year:
  1 to 3 years..............             102                  --               369                17                488
  3 to 5 years..............             359                  --               311                --                670
  5 to 10 years.............           2,268                  --               251                --              2,519
  10 to 20 years............          11,244                  --                --                79             11,323
  Over 20 years.............           8,441                 701                                  --              9,142
                                     -------              ------            ------              ----             ------
Total amount due............         $22,594             $   701           $   960             $  96            $24,351
                                      ======              ======            ======              ====             ======

Less:
Allowance for loan loss.....             135                  --                34                --                169
Loans in process............              56                 407                --                --                463
Deferred loan fees..........              72                  --                --                --                 72
                                      ------              ------            ------              ----             ------
Loans receivable, net.......         $22,331             $   294           $   926             $  96            $23,647
                                      ======              ======           =======              ====             ======


         The following table sets forth the dollar amount of all loans due after March 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                             Floating or
                                       Fixed Rates         Adjustable Rates            Total
                                       -----------         ----------------           --------
                                                           (In Thousands)
1-4 family.......................          $22,372                  $   42             $22,414
Commercial.......................               96                                          96
Construction.....................              701                       0                 701
Consumer.........................              931                       0                 931
                                            ------                   -----              ------
  Total..........................          $24,100                  $   42             $24,142
                                            ======                   =====              ======

                  The  following  table  shows  the  total  loan   originations,
repayments, and sales activity by the Bank for the periods indicated:

                                                  Years Ended March 31,
                                               ---------------------------
                                                1998                 1997
                                               -------              ------
Total gross loans receivable
   at beginning of period...........           $22,293              $20,745

Loans originated:
  1-4 family residential............             3,714                2,326
  Construction loans................             1,222                1,426
  Consumer loans....................               551                  782
  Commercial business loans.........                80
                                                ------
Total loans originated..............           $ 5,567              $ 4,534
Loan principal repayments...........            (3,508)              (2,986)
Charge-offs.........................                (1)                   0
                                               -------               ------
Net loan activity...................           $ 2,058              $ 1,548
Total gross loans receivable
   at end of period.................           $24,351              $22,293
                                                ======               ======



         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed-rate residential mortgage loans secured by property located in the Bank's primary market areas. The Bank also originates construction permanent loans on one- to four-family residences. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank may originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. The Bank generally retains all of the mortgage loans that it originates. Fixed-rate loans can have maturities of up to 25 years depending on the terms of the loan.

         Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, automobile, and savings account or passbook loans. Secured consumer loans are made at an interest rate that is 2% above the rate paid on the underlying deposit account. Consumer and other loans totalled $960,000, or 3.9% of the Bank's total loans, of which loans secured by automobiles totalled $699,000, or 2.9% of the Bank's total loans at March 31, 1998. The Bank originates automobile loans with terms of up to six years for both new and used automobiles. Most of these automobile loans are originated directly by the Bank.

         Commercial Loans. The Bank had two commercial loan participations as of March 31, 1998 totalling $96,000. These loans were made to a local hospital for working capital purposes and a local municipality for a commercial line of credit.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The Bank will permit owner-built construction loans. The aggregate outstanding balance of such loans on March 31, 1998 was $701,000, representing 2.9% of the Bank's total loan portfolio. All of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

         Loan Underwriting Risks. While consumer or other loans provide benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and producing higher yields, such loans may entail significant additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

         In addition, due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk when compared with one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower and is usually turned over to a collection agency.

         Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains a Loan Committee. All mortgage loan applications are reviewed and approved by the Board of Directors, which meets twice per month. The Loan Committee may approve mortgage loans but such action must be ratified at a subsequent Board meeting. The President and Vice

President of the Bank each have the authority to approve all applications for consumer loans up to $25,000 for non-real estate secured loans and up to $2,000 for unsecured loans.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from a licensed fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by loan personnel. For real estate loans, a title examination is required to be provided by the borrower's attorney. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan. The Bank is named as mortgagee/loss payee of this insurance.

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 90 days of the date of issuance. The Bank charges an application fee to lock in rates or to secure commitments. In some instances, commitments may be renewed or extended. At March 31, 1998, the Bank had $891,000 of outstanding commitments to originate loans and $463,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire.

         Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 1998, the Bank's lending limit for loans to one borrower was approximately $1.2 million.

         At March 31, 1998, the largest loan of the Bank was a $265,000 loan that was secured by the borrower's residence.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower. If payment is still delinquent after 90 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for foreclosure. Management meets regularly to determine when foreclosure proceedings should be initiated and the borrower is notified when foreclosure has been commenced. At March 31, 1998, nonaccrual loans and loans past due greater than 90 days totalled $166,000 or .52% of total assets.

         Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal.

Non-performing Assets

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                                              March 31,
                                                                 -------------------------------------
                                                                    1998                     1997
                                                                 ------------             ------------
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.................................             $     166                 $     10
  Multi-family........................................                    --                       --
  Commercial..........................................                    --                       --
  Construction........................................                    --                       --
Consumer..............................................                    --                       --
Commercial............................................                    --                       --
                                                                    --------                 --------
Total non-accrual loans...............................                   166                       10
                                                                    --------                 --------
Accruing loans greater than 90 days past due:
Mortgage loans:
  One- to four-family.................................                    --                       68
  Multi-family........................................                    --                       --
  Commercial..........................................                    --                       --
  Construction........................................                    --                       --
Consumer..............................................                    --                        2
Commercial............................................                    --                       --
                                                                    --------                 --------
Total accruing loans greater than 90 days
  past due............................................                    --                       70
                                                                    --------                 --------
Total non-performing loans............................                   166                       80
Real estate acquired in settlement of loans...........                    --                       --
                                                                    --------                 --------
Other non-performing assets...........................                   166                $      80
                                                                    ========                 ========
Total non-performing loans to total loans.............                  0.70%                    0.37%
                                                                    ========                 ========
Total non-performing loans to total assets............                  0.52%                    0.30%
                                                                    ========                 ========
Total non-performing assets to total assets...........                  0.52%                    0.30%
                                                                    ========                 ========


Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $5,500 for the year ended March 31, 1998 and $-0- was collected and included in the Bank's interest income from non-accrual loans for the year ended March 31, 1998.

Classified Assets

         OTS Regulations provided for a classification system for problem assets of insured institutions. Under this classification system, probable assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadvertently protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because a weakness that does not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institutions' regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1998, the Bank had classified $111,000 of assets as substandard, no assets as doubtful or loss, and $98,000 of assets as special mention.

Real Estate Acquired in Settlement of Loans

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When Property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

Analysis of Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                         At March 31,
                                                  --------------------------
                                                    1998               1997
                                                  --------           -------


Total gross loans outstanding...............      $24,351            $22,293
                                                   ======             ======
Average gross loans outstanding.............       23,486             22,025
                                                   ======             ======

Allowance balances (at beginning of
  period)...................................      $   164            $   156
Provision (credit):
  Residential...............................            4                  5
  Commercial real estate....................           --                 --
  Consumer..................................            2                  3
Charge-offs
  Residential...............................           --                 --
  Consumer..................................           (1)                --
  Commercial................................           --                 --
Recoveries:
  Residential...............................           --                 --
  Commercial real estate....................           --                 --
  Consumer..................................           --                 --
                                                     ----              -----
Allowance balance (at end of period)........          169               $164
                                                      ===                ===
Allowance for loan losses as a
 percentage of total loans outstanding......         0.69%              0.74%
Net loans charged off as a percentage
 of average loans outstanding...............         0.00%              0.00%


--------------------
(1) Non-performing assets include non-accrual loans, accruing loans more than 90 days past due and real estate acquired in settlement of loans.


Allocation of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Bank. In management's opinion, the allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting the allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from the allocation. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At
                                                                   March 31,
                                       ---------------------------------------------------------------
                                                    1998                             1997
                                       ------------------------------   ------------------------------
                                                       Percent of                        Percent of
                                                      Loans in Each                     Loans in Each
                                                        Category                          Category
                                         Amount      to Total Loans       Amount       to Total Loans
                                         ------      --------------       ------       --------------
                                                            (Dollars in Thousands)
Mortgages:
  One- to four-family...............        $135            92.78%            $131             94.36%
  Construction......................          --             2.88               --              0.63
Consumer............................          34             3.94               33              4.88
Commercial..........................          --             0.40               --              0.12
                                            ----           ------              ---            ------
     Total..........................        $169           100.00%            $164            100.00%
                                             ===           ======              ===            ======


Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. See "Regulation - Federal Home Loan Bank System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Company classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At March 31, 1998, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, certificates of deposit issued by the FHLB or an FDIC insured financial institution, federal funds, including FHLB overnight and term deposits (up to six months). The Board of Directors may authorize additional investments.

         The Company's securities available for sale and investment securities held to maturity portfolios at March 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies. As of March 31, 1998, the Bank's investment portfolio was comprised of FHLB stock, FHLMC stock, U.S. Government and agencies securities and mortgage-backed securities with market value of $5.9 million.

         Mortgage-Backed Securities. To supplement lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. These quasi-governmental agencies guarantee the payment of principal and interest to investors.

         The Company's mortgage-backed securities were classified as held to maturity at March 31, 1998 and were issued by the Government National Mortgage Bank ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         At March 31, 1998, the Company held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $527,000. The average yield on mortgage-backed securities at March 31, 1998 was 6.93%.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed securities at the dates indicated. At March 31, 1998 and 1997, the market value of the Company's investment securities portfolio and mortgage- backed securities portfolio were 7.4 million and 4.4 million, respectively.

                                                         At March 31,
                                                 ------------------------------
                                                   1998                 1997
                                                 --------              --------
                                                     (Dollars in Thousands)
Investment Securities:
 U.S. Government Securities...........            $4,111               $1,466
 FHLMC Stock..........................             1,073                  650
                                                   -----                -----
   Total Investment Securities........             5,184                2,116

Interest-bearing Deposits.............             1,469                1,713
FHLB Stock............................               203                  203
Mortgage-backed Securities............               527                  328
Mortgage-backed Securities Held
For Sale..............................                 0                    0
                                                   -----                -----
   Total Investments..................            $7,383               $4,360
                                                   =====                =====


         The following table sets forth information regarding the carrying values, and weighted average yields and maturities of the Company's investment securities portfolio at March 31, 1998. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                            As of March 31, 1998
                        ------------------------------------------------------------------------------------------------------------
                        One Year or Less  One to Five Years   Five to Ten Years   More than Ten Years   Total Investment Securities
                        -----------------  -----------------  -----------------   -------------------   ---------------------------
                        Carrying  Average  Carrying  Average  Carrying  Average   Carrying  Average      Carrying Average  Market
                          Value    Yield     Value    Yield     Value    Yield      Value    Yield         Value   Yield   Value
                        --------  -------   -------  -------   -------  -------    -------  -------      -------- -------  ------
                                                        (Dollars in Thousands)

Investment
Securities:
U.S. government
  securities
  available
  for sale(2) .........   3,106    5.45%    $  205    6.05%       800    6.54%         --      --        $4,111    5.61%  $4,111
FHLMC Stock(2) ........   1,073    1.02         --      --         --      --          --      --         1,073    1.02    1,073
Interest-bearing
  deposits in other
  financial
  institutions(1) .....   1,469    5.50         --      --         --      --          --      --         1,469    5.50    1,469
FHLB Stock(1) .........     203    6.41         --      --         --      --          --      --           203    6.41      203
                         ------    ----     ------    ----     ------    ----      ------   -----        ------    ----   ------
                         $5,851    4.68%    $  205    6.05%    $  800    6.54%     $    0      --        $6,856    4.94%  $6,856
Mortgage-backed
  securities(1) .......      --      --     $  233    6.85%        --      --      $  294    7.00%       $  527    6.93%  $  536
                         ------    ----     ------    ----     ------    ----      ------   -----        ------    ----    -----
  Total ...............  $5,851    4.68%    $  438    6.48%    $  800    6.54      $  294    7.00%       $7,383    5.08%  $7,392
                         ======    ====     ======    ====     ======    ====      ======   =====        ======    ====    =====


--------------------
(1)      Recorded at cost.
(2)      Recorded at market value.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank also derives funds from the amortization and prepayment of loans, sales, maturities, and calls of securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank may also borrow funds from the FHLB as a source of funds.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including savings accounts, NOW accounts, money market accounts, and time deposits or certificate of deposit accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.



Borrowings

         The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At March 31, 1998, the Bank had no borrowings outstanding from the FHLB of Pittsburgh. In addition, the Bank had no FHLB advances outstanding during the year ended March 31, 1998 and 1997.

Personnel
         At March 31, 1998, the Bank had 9 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.


                                   REGULATION

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies and those activities specified by the OTS as permissible for a multiple savings and loan holding company, unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition. See "- Qualified Thrift Lender Test."

Bank Regulation

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System").

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the BIF were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $129,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.


         As of March 31, 1998, the Bank had tangible, core and risk-based capital of $7,831,000, $7,831,000 and 8,000,000 respectively, which amounts significantly exceed all applicable regulatory capital requirements of the OTS. See Note 7 of Notes to Consolidated Financial Statements.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of March 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Under certain other circumstances, savings associations will be required to file a notice with OTS prior to making a capital distribution. Savings associations which are subsidiaries of holding companies, like the Bank, will be required to file a notice with OTS prior to making a capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 1998, the Bank was in compliance with its QTL requirement with approximately 94.8% of its assets invested in QTIs.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter equal to a certain percentage of the sum of its net withdrawable deposit accounts and borrowings payable in one year or less at the end of the preceding quarter, or the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding quarter. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At March 31, 1998, the Bank's required liquidity ratio was 4%, and its actual ratio was 21.5%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

         Item 2. Description of Property
         -------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 726 Wells Street, Sistersville, West Virginia. The Bank owns this office facility. As of March 31, 1998, the total net investment in office property and equipment was $378,000.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities," "Item 1. Business - Bank Regulation," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Bank Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Bank Regulation."



(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile" and "Stock Price Information" of the Company's Annual Report is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last fiscal year.
                                                     PART III

Item 9. Directors Executive Officers,  Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Directors and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the chart in the section captioned "Voting Securities and Principal Holders Thereof" and to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 1998, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Balance Sheet as of March 31, 1998 and 1997.

         Consolidated Statements of Income for the Years Ended March 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1998 and 1997.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1998 and 1997.

         Notes to Consolidated Financial Statements.

                  2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Certificate of Incorporation of Sistersville Bancorp, Inc.*

                   3(ii)   Bylaws of Sistersville Bancorp, Inc.*

                  10.1     Employment Agreement with Stanley M. Kiser*

                  11       Statement regarding computation of earnings per share

                  13       Portions of Annual Report to Stockholders for the fiscal year ended March 31, 1998


                  21       Subsidiaries of the Registrant

                  27       Financial Data Schedule**
---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the Commission on May 12, 1997.
**   Filed in electronic format only.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                SISTERSVILLE BANCORP, INC.



Dated:  June 4, 1998                            By:  /s/Stanley M. Kiser
                                                     ---------------------------
                                                     Stanley M. Kiser
                                                     President, Chief Executive
                                                     Officer, and Director (Duly
                                                     Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/Stanley M. Kiser                    By:    /s/Lester C. Doak
      ----------------------------                  ----------------------------
      Stanley M. Kiser                              Lester C. Doak
      President, Chief Executive Officer,           Chairman of the Board
      and Director (Principal Executive
      Officer)

Date: June 4, 1998                           Date:  June 4, 1998


By:   /s/Ellen E. Thistle                    By:    /s/Guy L. Nichols
      ----------------------------                  ----------------------------
      Ellen E. Thistle                              Guy L. Nichols
      Director                                      Director

Date: June 4, 1998                           Date:  6-4, 1998


By:   /s/David W. Miller                     By:    /s/Dorsey R. Ash
      ----------------------------                  ----------------------------
      David W. Miller                               Dorsey R. Ash
      Director                                      Director

Date: 6-4, 1998                              Date:  June 4, 1998


By:   /s/Gary L. Ward                        By:    /s/Margaret A. Peters
      ----------------------------                  ----------------------------
      Gary L. Ward                                  Margaret  A. Peters
      Director                                      Director

Date: 6/4, 1998                              Date: June 4, 1998


By:                                          By:    /s/James E. Willison
      ----------------------------                  ----------------------------
      Charles P. LaRue                              James E. Willison
      Director                                      Director

Date:           ,   , 1998                   Date:  6/4, 1998
      ----------  --