Form 10QSB
period 1998-06-30
SISTERSVILLE BANCORP INC
filed 1998-08-11
CIK 1035372

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from              to
                               ------------    -------------

                          Commission File Number 0-22535


                            Sistersville Bancorp, Inc.
                 (Exact name of registrant as specified in its charter)


Delaware                                                           31-1516424
--------                                                           ----------
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

                  Class:  Common Stock, par value $.10 per share
                  Outstanding at August 3, 1998: 628,357 shares

2                      SISTERSVILLE BANCORP, INC.

                                   INDEX


                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
            June 30, 1998 and March 31, 1998                        3

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended June 30, 1998 and 1997       4

            Consolidated Statement of Comprehensive Income
            Unaudited)for the Three Months ended June 30,
            1998 and 1997                                           5

            Consolidated Statement of Cash Flows (Unaudited)
            for the Three Months ended June 30, 1998 and 1997       6

            Notes to Unaudited Consolidated Financial Statements  7 - 8

   Item 2.  Management's Discussion and Analysis                  8 - 11


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities                                   12

   Item 3.  Default Upon Senior Securities                          12

   Item 4.  Submissions of Matters to a Vote of Security Holders    12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                          13

3                            SISTERSVILLE BANCORP, INC.
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     June 30,     March 31,
                                                       1998         1998
                                                    -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                   $   105,545  $    97,009
  Interest-bearing deposits with other institutions     595,816    1,469,028
                                                    -----------  -----------
      Total cash and cash equivalents                   701,361    1,566,037

Investment Securities:
  Securities held to maturity (fair value of
   $469,648 and $536,365)                               456,903      527,006
  Securities available for sale                       5,344,533    5,387,243
                                                    -----------  -----------
      Total investment securities                     5,801,436    5,914,249

Loans receivable, (net of allowance for
  loan losses of $169,600 and $168,850)              24,171,424   23,646,924
Office properties and equipment, net                    443,533      378,362
Accrued interest receivable (net of reserve for
  uncollected interest of $4,471 and $5,504)            231,477      202,166
Other assets                                             26,411       27,244
                                                    -----------  -----------

      TOTAL ASSETS                                  $31,375,642  $31,734,982
                                                    ===========  ===========

LIABILITIES

Deposits                                            $20,182,413  $20,595,965
Deferred income taxes                                   294,615      354,210
Accrued interest payable and other liabilities          314,259      203,361
                                                    -----------  -----------
      TOTAL LIABILITIES                              20,791,287   21,153,536
                                                    -----------  -----------

STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value;
 500,000 shares authorized, none issued                       -            -
Common Stock, $.10 par value; 2,000,000 shares
 authorized, 661,428 issued, and 628,357 outstanding     66,143       66,143
Additional paid - in capital                          6,164,821    6,152,518
Treasury Stock, at cost (33,071 shares)                (529,136)    (529,136)
Retained Earnings - substantially restricted          4,699,245    4,686,573
Unearned Employee Stock Ownership Plan shares (ESOP)   (458,760)    (480,989)
Accumulated other comprehensive income                  642,042      686,337
                                                    -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY                     10,584,355   10,581,446
                                                    -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $31,375,642  $31,734,982
                                                    ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

4
                          SISTERSVILLE BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       1998         1997
                                                  ------------  ------------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                        $   503,076   $   475,898
  Taxable interest on investments                       87,476        68,931
  Dividends on Federal Home Loan Bank Stock              3,650         3,231
  Dividends on Federal Home Loan
   Mortgage Corporation Stock                              681         2,270
                                                   -----------   -----------
     Total interest and dividend income                594,883       550,330

INTEREST EXPENSE
  Deposits                                             213,329       261,114
                                                   -----------   -----------

NET INTEREST INCOME                                    381,554       289,216

Provision for loan losses                                1,050         1,950
                                                    ----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    380,504       287,266
                                                    ----------   -----------

NONINTEREST INCOME
  Service charges                                        7,614         5,874
  Gain on sale securities available for sale            92,927             -
  Other income                                             456           480
                                                    ----------   -----------
     Total noninterest income                          100,997         6,354
                                                    ----------   -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   213,396        90,841
  Occupancy                                              8,916         9,155
  Furniture and equipment expense                        7,940         8,470
  Deposit insurance premiums                             3,305         3,434
  Supervisory examination, audit and legal fees         25,554         6,550
  Advertising and public relations                       6,199         6,495
  Service bureau expense                                13,815        17,334
  Franchise, payroll and other taxes                    15,165        10,389
  Other expenses                                        15,620        14,558
                                                    ----------   -----------
     Total noninterest expense                         309,910       167,226
                                                    ----------   -----------

Income before income taxes                             171,591       126,394

Income taxes                                            61,557        42,544
                                                    ----------   -----------

NET INCOME                                          $  110,034   $    83,850
                                                    ==========   ===========

EARNINGS PER SHARE (Note 4)
  Basic and diluted                                 $      .19   $       N/A
                                                    ==========   ===========

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED         581,595             -
                                                    ==========   ===========


See accompanying notes to the unaudited consolidated financial statements.

5
                          SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       1998          1997
                                                    ----------   ----------

NET INCOME                                          $  110,034   $   83,850
                                                    ----------   ----------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising
      during the period                                 16,637      124,832
     Reclassification adjustment for gains
      included in net income                           (60,932)           -
                                                    ----------   ----------
Other comprehensive income (loss)                      (44,295)     124,832
                                                    ----------   ----------

COMPREHENSIVE INCOME                                $   65,739   $  208,682
                                                    ==========   ==========



See accompanying notes to the unaudited consolidated financial statements.

6                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended June 30,
                                                        1998         1997
                                                    -----------  -----------
OPERATING ACTIVITIES
Net income                                          $   110,034  $    83,850
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, amortization and accretion, net           8,917        9,318
  Gain on sale of available for sale securities         (92,927)           -
  Provision for loan losses                               1,050        1,950
  Deferred federal income taxes                         (34,678)        (600)
  ESOP amortization                                      34,532            -
  Decrease (increase) in accrued interest
   receivable and other assets                          (28,478)     119,285
  Increase (decrease) in accrued interest
   payable and other liabilities                         95,445       39,019
  Increase (decrease) in accrued federal
   income taxes                                          15,455      (11,739)
                                                    -----------  -----------
Net cash provided by operating activities               109,350      241,083
                                                    -----------  -----------
INVESTING ACTIVITIES
  Proceeds from sale of available for sale securities    94,907            -
  Purchase of available for sale securities             (22,400)    (425,000)
  Principal collected on mortgage-backed securities      65,089       17,060
  Net increase in loans                                (525,550)    (549,264)
  Purchases of office properties and equipment          (75,158)      (4,273)
                                                    -----------  -----------
Net cash used for investing activities                 (463,112)    (961,477)
                                                    -----------  -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                  (413,552)    (146,630)
  Dividends paid                                        (97,362)           -
  Proceeds from sale of common stock                          -    5,664,987
                                                     ----------  -----------

Net cash provided by (used for) financing activities   (510,914)   5,518,357
                                                     ----------  -----------

Change in cash and cash equivalents                    (864,676)   4,797,963

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                               1,566,037    1,794,459
                                                     ----------  -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $  701,361  $ 6,592,422
                                                     ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings              $  213,983  $  260,349
    Income taxes                                         40,090      28,000

See accompanying notes to the unaudited consolidated financial statements.

7
                         SISTERSVILLE BANCORP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Sistersville Bancorp, Inc. (the "Company"), include its wholly-owned subsidiary, First Federal Savings Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited
financial statements.   The information furnished reflects all adjustments
which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 1999.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 1998, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).


NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On December 5, 1996, the Board of Directors of First Federal Savings and Loan Association of Sistersville (the "Association") approved a plan of conversion (the "Plan") providing for the conversion of the Association from a federally chartered mutual savings and loan to a federally chartered stock savings bank and the simultaneous issuance of all of its outstanding stock to
a newly formed holding company, Sistersville Bancorp, Inc.   After approval by
the regulatory authorities and the Association's members, the Conversion was completed on June 25, 1997. As a result of the conversion, the Company was formed and the Bank became a wholly-owned subsidiary of the Company.

In connection with the completion of the Conversion on June 25, 1997, the Company completed the sale of 661,428 shares of stock at $10.00 per share. From the proceeds, $66,143 was allocated to common stock based on a par value of $.10 per share and $6,127,984, which is net of conversion costs of $420,153, was allocated to additional paid in capital.


NOTE 3 - RECENT ACCOUNTING STANDARDS

On April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized
gains and losses on certain investments in debt and equity securities.   The
effect on the Company was to classify unrealized gains and losses on investments available-for-sale as a component of comprehensive income.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar

8
transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements did not have a material impact on the Company's consolidated financial position or results of operations.

On April 1, 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The new standard revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosure requirements that are no longer useful. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of this statement did not have a material impact on presentation and disclosure of pension and other postretirement benefits.


NOTE 4 - EARNINGS PER SHARE

Earnings for the period from the closing of the conversion on June 25, 1997, to June 30, 1997, was determined not to be meaningful. The company accounts for the 52,914 shares acquired by the ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to employee accounts..


                 MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 1998, and March 31, 1998
----------------------------------------------------------------------

Total assets decreased by approximately $359,000 to $31,376,000 at June 30, 1998, from $31,735,000 at March 31, 1998. Investment securities decreased $113,000 from $5,914,000 at March 31, 1998, to $5,801,000 at June 30, 1998.
The decrease represented the sale of available-for-sale securities which had an appreciated value of approximately $95,000. Net loans receivable increased $525,000 from $23,646,000 at March 31, 1998, to $24,171,000 at June 30, 1998.
The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding for loan growth was provided by a decrease in cash and cash equivalents by $865,000 to $701,000 at June 30, 1998 from $1,566,000 at March 31, 1998. Deposits decreased approximately $414,000 to $20,182,000 at June 30, 1998, from $20,596,000 at March 31, 1998. This decrease primarily represents funds withdrawn by depositors because of the competitive nature of alternative investment products available to depositors.

Stockholders' equity increased $3,000 to $10,584,000 at June 30, 1998 compared to $10,581,000 at March 31, 1998. The increase was attributable to net income of $110,000 and recognition of shares in the Employee Stock Ownership Plan amounting to $35,000 offset by a decrease in accumulated other comprehensive income of $44,000 as a result of the Company realizing the gain on the sale of an available-for-sale security in the amount of $61,000 net of tax and recording an unrealized gain on the market value of securities in the amount of $17,000 net of tax. Stockholders' equity was also reduced by dividends of
$97,000.   Future dividend policies will be determined by the Board of
Directors in light of, among other factors, the earnings and financial condition of the Company, including applicable governmental regulations and policies.


Comparison of the Results of Operations for the Three Months Ended June 30,
---------------------------------------------------------------------------
1998 and 1997
-------------

Net income increased by $26,000 or 31.2% from net income of $84,000 for the three months ended June 30, 1997, to net income of $110,000 for the three months ended June 30, 1998.

Interest and dividend income increased $45,000, or 8.1%, to $595,000 for the three months ended June 30, 1998, compared to $550,000 for the three months ended June 30, 1997. The increase in interest income resulted from an increase in earnings

9
on loans of $27,000, or 5.7%, and an increase in earnings on investments, including interest-bearing deposits, of $18,000, or 2.6%. These increases were due to an increase in the average balance of loans of $1.7 million and investments, including interest-bearing deposits of $1.6 million for the three months ended June 30, 1998, compared with the same three month period ending in 1997.

Interest expense decreased $48,000 for the three months ended June 30, 1998 to $213,000 as compared to the same period in 1997. A decrease in the average balance of interest-bearing liabilities of $2.4 million to $20.3 million from $22.7 million and a reduction in the cost of funds from 4.6% for the three months ended June 30, 1997, as compared to 4.2% for the same period in 1998 resulted in the decrease in interest expense.

Net interest income increased $92,000, or 31.9%, from $289,000 for the three months ended June 30, 1997, to $381,000 for the three months ended June 30, 1998. The increase is primarily attributable to an increase in average interest-earning assets of $3.3 million from $27.9 million for the three months ended June 30, 1997 to $31.2 million for the three months ended June 30, 1998. The Company's net yield on interest-earning assets increased from 4.14% for the three months ended June 30, 1997 to 4.89% for the three months ended June 30, 1998.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses decreased to $1,050 for the three months ended June 30, 1998, from $1,950 for the three months ended June 30, 1997 based on management's analysis of the reserve's adequacy.

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

Noninterest income increased by $95,000 from $6,000 for the three months ended June 30, 1997, to $101,000 for the three months ended June 30, 1998. The increase is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $93,000 which was not present in the 1997 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense increased by $143,000 from $167,000 for the three months ended June 30, 1997, to $310,000 for the three months ended June 30, 1998. Compensation and employee benefits increased by $122,000 from $91,000 for the three months ended June 30, 1997, to $213,000 for the three months ended June 30, 1998. The increase is due to compensation costs associated with the Employee Stock Ownership Plan and by special one-time retirement agreements executed by four directors resulting in a pre-tax charge of approximately $94,000 in the three month period ending June 30, 1998. Under terms of the agreements, the four directors accepting the offer relinquished their
positions as directors on July 2, 1998.   Supervisory  Examination, Audit, and
Legal expenses increased by $19,000 from $7,000 for the three months ended June 30, 1997 to $26,000 for the three months ended June 30, 1998, as a result of additional costs associated with public stock ownership and regulatory requirements.

Income tax expense increased by $19,000 from $43,000 for the three months ended June 30, 1997 to $62,000 for the three months ended June 30, 1998. The increase is due to an increase in pre-tax income.

10
Year 2000
---------

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest and delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data Processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Bank that could be affected by this problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank


Liquidity and Capital Resources
-------------------------------

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $2.2 million. As of June 30, 1998, the Bank had no outstanding advances from the FHLB.

As of June 30, 1998, the Bank had $1,040,000 in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 1998, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 1998, the Bank's capital ratios were as follows:

                                                      Bank
                                   Requirement         Actual
                                   -----------         ------

       Tangible capital               1.50%            27.16%
       Core capital                   4.00%            27.16%
       Risk-based capital             8.00%            56.02%

11
Risk Elements
-------------

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
                                               June 30,     March 31,
                                                 1998         1998
                                              ----------   ----------
                                               (dollars in thousands)

Loans on nonaccrual basis                     $      123   $      166
Loans past due 90 days or more                         -            -
Renegotiated loans                                     -            -
                                              ----------   ----------

Total nonperforming loans                            123          166
                                              ----------   ----------

Other real estate                                      -            -
Repossessed assets                                     -            -
                                              ----------   ----------

Total nonperforming assets                    $      123   $      166
                                              ==========   ==========

Nonperforming loans as a percent
 of total loans                                    0.51%        0.70%
                                              ==========   ==========

Nonperforming assets as a percent
 of total assets                                   0.39%        0.52%
                                              ==========   ==========

Allowance for loan losses to
 nonperforming loans                             138.21%      101.81%
                                              ==========   ==========

Management monitors impaired loans on a continual basis. As of June 30, 1998, the Company had no impaired loans.

During the three months ended June 30, 1998, loans increased $525,000 and nonperforming loans decreased $43,000 while the allowance for loan losses increased $750 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. Nonperforming loans were primarily made up of one to four family residential mortgages at June 30, 1998. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

12
                           PART II. OTHER INFORMATION

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

     Financial Data Schedule

13
                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SISTERSVILLE BANCORP, INC.


Date:   August 3, 1998        By: /s/ Stanley M. Kiser
                                  ----------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)




Date:   August 3, 1998        By: /s/ Stanley M. Kiser
                                  ---------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial
                                         Officer)