Form 10QSB
period 1998-09-30
SISTERSVILLE BANCORP INC
filed 1998-11-10
CIK 1035372

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

     For the transition period from ____________ to ____________

                      COMMISSION FILE NUMBER 0-22535

                        SISTERSVILLE BANCORP, INC.
          (Exact name of registrant as specified in its charter)


DELAWARE                                                            31-1516424
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                             726 WELLS STREET
                      SISTERSVILLE, WEST VIRGINIA 26175
                  (Address of principal executive offices)

                              (304) 652-3671
            (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X' No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, par value $.10 per share
     Outstanding at November 6, 1998: 598,314 shares

Transitional small business disclosure format (check one).  Yes     No  X
=============================================================================

                        SISTERSVILLE BANCORP, INC.

                                   INDEX

                                                                      Page
                                                                     Number

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
             September 30, 1998 and March 31, 1998                     3

            Consolidated Statement of Income (Unaudited)
             for the Three Months ended September 30, 1998 and 1997    4

            Consolidated Statement of Comprehensive Income (Unaudited)
             for the Three Months ended September 30, 1998 and 1997    5

            Consolidated Statement of Income (Unaudited)
             for the Six Months ended September 30, 1998 and 1997      6

            Consolidated Statement of Comprehensive Income (Unaudited)
             for the Six Months ended September 30, 1998 and 1997      7

            Consolidated Statement of Cash Flows (Unaudited)
             for the Six Months ended September 30, 1998 and 1997      8

            Notes to Unaudited Consolidated Financial Statements     9 - 11

   Item 2.  Management's Discussion and Analysis                    12 - 16

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                         17

   Item 2.  Changes in Securities and Use of Proceeds                 17

   Item 3.  Defaults Upon Senior Securities                           17

   Item 4.  Submission of Matters to a Vote of Security Holders       17

   Item 5.  Other Information                                         17

   Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES

                        SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   September 30,   March 31,
                                                       1998          1998
                                                    -----------   -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                   $    87,748   $    97,009
  Interest-bearing deposits with other institutions   2,423,587     1,469,028
                                                    -----------   -----------
       Total cash and cash equivalents                2,511,335     1,566,037

Investment Securities:
  Securities held to maturity (fair value of $426,540
   $426,540 and $536,365)                               415,541       527,006
  Securities available for sale                       4,174,040     5,387,243
                                                    -----------   -----------
       Total investment securities                    4,589,581     5,914,249

Loans receivable, (net of allowance for loan
 losses of $169,900 and $168,850)                    24,242,666    23,646,924
Office properties and equipment, net                    509,028       378,362
Accrued interest receivable (net of reserve for
 uncollected interest of $263 and $5,504)               200,229       202,166
Other assets                                             21,573        27,244
                                                    -----------   -----------
       TOTAL ASSETS                                 $32,074,412   $31,734,982
                                                    ===========   ===========

LIABILITIES
Deposits                                            $20,125,949   $20,595,965
Federal Home Loan Bank advance                        1,000,000            -
Deferred income taxes                                   291,051       354,210
Accrued interest payable and other liabilities          275,929       203,361
                                                    -----------   -----------
       TOTAL LIABILITIES                             21,692,929    21,153,536
                                                    -----------   -----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                     -             -
Common Stock, $.10 par value; 2,000,000 shares
  authorized, 661,428 issued, and 628,357 outstanding    66,143        66,143
Additional paid - in capital                          6,170,597     6,152,518
Treasury Stock, at cost (33,071 shares)                (529,136)     (529,136)
Retained Earnings - substantially restricted          4,803,777     4,686,573
Unearned Employee Stock Ownership Plan shares (ESOP)   (445,531)     (480,989)
Unearned Restricted Stock Plan shares (RSP)            (320,072)           -
Accumulated other comprehensive income                  635,705       686,337
                                                    -----------   -----------
       TOTAL STOCKHOLDERS' EQUITY                    10,381,483    10,581,446
                                                    -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $32,074,412   $31,734,982
                                                    ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Three Months Ended September 30,
                                                       1998          1997
                                                   -----------   -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                        $   507,589   $   482,501
  Taxable interest on investments                       81,045       120,295
  Dividends on Federal Home Loan Bank Stock              3,698         3,267
Dividends on Federal Home Loan Mortgage
  Corporation Stock                                      2,482         2,271
                                                   -----------   -----------
       Total interest and dividend income              594,814       608,334
                                                   -----------   -----------
INTEREST EXPENSE
  Deposits                                             219,943       247,221
  Federal Home Loan Bank advances                        5,865            -
                                                   -----------   -----------
       Total interest expense                          225,808       247,221
                                                   -----------   -----------

NET INTEREST INCOME                                    369,006       361,113

Provision for loan losses                                   -          1,950
                                                   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    369,006       359,163
                                                   -----------   -----------
NONINTEREST INCOME
  Service charges                                        9,618         6,416
  Gain on sale of securities available for sale         74,609            -
  Other income                                             732           609
                                                   -----------   -----------
       Total noninterest income                         84,959         7,025
                                                   -----------   -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   196,436       111,282
  Occupancy                                              9,948         8,843
  Furniture and equipment expense                        8,433         8,866
  Deposit insurance premiums                             3,186         3,397
  Supervisory examination, audit and legal fees         19,317        18,211
  Advertising and public relations                       5,032         5,822
  Service bureau expense                                16,122        14,876
  Franchise, payroll and other taxes                    18,947        16,503
  Other expenses                                        17,553        12,941
                                                   -----------   -----------
       Total noninterest expense                       294,974       200,741
                                                   -----------   -----------
       Income before income taxes                      158,991       165,447

Income taxes                                            59,751        62,837
                                                   -----------   -----------
       NET INCOME                                  $    99,240   $   102,610
                                                   ===========   ===========
EARNINGS PER SHARE (Note 4)
  Basic and diluted                                $       .17   $       .17
                                                   ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended September 30,
                                                      1998          1997
                                                   ---------     ---------

NET INCOME                                         $  99,240     $ 102,610
                                                   ---------     ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses)
     arising during the period                        42,584        (6,834)
  Reclassification adjustment for gains
   included in net income                            (48,921)           -
                                                   ---------     ---------
Other comprehensive income (loss)                     (6,337)       (6,834)
                                                   ---------     ---------
COMPREHENSIVE INCOME                               $  92,903     $  95,776
                                                   =========     =========

See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                Six Months Ended September 30,
                                                       1998          1997
                                                   -----------   -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                        $ 1,010,665   $   958,399
  Taxable interest on investments                      168,521       189,226
  Dividends on Federal Home Loan Bank Stock              7,347         6,498
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                     3,163         4,541
                                                   -----------   -----------
       Total interest and dividend income            1,189,696     1,158,664
                                                   -----------   -----------

INTEREST EXPENSE
  Deposits                                             433,272       508,335
  Federal Home Loan Bank advances                        5,865            -
                                                   -----------   -----------
       Total interest expense                          439,137       508,335
                                                   -----------   -----------
NET INTEREST INCOME                                    750,559       650,329

Provision for loan losses                                1,050         3,900
                                                   -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    749,509       646,429
                                                   -----------   -----------
NONINTEREST INCOME
  Service charges                                       17,233        12,290
  Gain on sale of securities available for sale        167,536            -
  Other income                                           1,189         1,089
                                                   -----------   -----------
       Total noninterest income                        185,958        13,379
                                                   -----------   -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   409,832       202,123
  Occupancy                                             18,864        17,998
  Furniture and equipment expense                       16,373        17,336
  Deposit insurance premiums                             6,491         6,831
  Supervisory examination, audit and legal fees         44,871        24,761
  Advertising and public relations                      11,231        12,317
  Service bureau expense                                29,937        32,210
  Franchise, payroll and other taxes                    34,111        26,892
  Other expenses                                        33,175        27,499
                                                   -----------   -----------
       Total noninterest expense                       604,885       367,967
                                                   -----------   -----------
       Income before income taxes                      330,582       291,841

Income taxes                                           121,308       104,381
                                                   -----------   -----------

NET INCOME                                         $   209,274   $   187,460
                                                   ===========   ===========
EARNINGS PER SHARE (Note 4)
  Basic and diluted                                $       .36   $       .17
                                                   ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                Six Months Ended September 30,
                                                      1998          1997
                                                   ---------     ---------

NET INCOME                                         $ 209,274     $ 187,460
                                                   ---------     ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
     during the period                                59,221       117,998
  Reclassification adjustment for gains
   included in net income                           (109,853)           -
                                                   ---------     ---------
Other comprehensive income (loss)                    (50,632)      117,998
                                                   ---------     ---------
COMPREHENSIVE INCOME                               $ 158,642     $ 305,458
                                                   =========     =========

See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended September 30,
                                                       1998          1997
                                                   -----------   -----------
OPERATING ACTIVITIES
  Net income                                       $   209,274   $   187,460
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, amortization and accretion, net         18,107        18,805
  Gain on sale of available for sale securities       (167,536)           -
  Provision for loan losses                              1,050         3,900
  Deferred federal income taxes                        (34,066)       11,445
  ESOP amortization                                     53,537        18,793
  RSP amortization                                      90,011            -
  Decrease (increase) in accrued interest
   receivable and other assets                           7,608        57,371
  Increase (decrease) in accrued interest
   payable and other liabilities                        37,752        25,786
  Increase (decrease) in accrued federal
   income taxes                                         34,816       (10,102)
                                                   -----------   -----------
       Net cash provided by operating activities       250,553       313,458
                                                   -----------   -----------
INVESTING ACTIVITIES
  Proceeds from maturity of available
   for sale securities                               1,160,000            -
  Proceeds from sale of available for
   sale securities                                     171,053            -
  Purchase of available for sale securities            (22,400)   (5,239,047)
  Principal collected on mortgage-backed securities    106,452        29,150
  Net increase in loans                               (596,792)   (1,079,453)
  Purchases of office properties and equipment        (151,398)       (4,273)
                                                   -----------   -----------
       Net cash provided by (used in)
        investing activities                           666,915    (6,293,623)
                                                   -----------   -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                 (470,016)     (326,093)
  Federal Home Loan Bank advance                     1,000,000            -
  Purchase of RSP shares                              (410,084)           -
  Dividends paid                                       (92,070)           -
  Proceeds from sale of common stock                        -      5,664,987
                                                   -----------   -----------
       Net cash provided by financing activities        27,830     5,338,894
                                                   -----------   -----------
       Change in cash and cash equivalents             945,298      (641,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,566,037     1,794,459
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,511,335   $ 1,153,188
                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings            $   438,738   $   512,380
    Income taxes                                       120,270        67,000

See accompanying notes to the unaudited consolidated financial statements.

<Page 9>
                        SISTERSVILLE BANCORP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numerator. The following tables set forth a reconciliation of the denominator of the basic and diluted earnings per share computation:

                                                        Three Months Ended
                                                        September 30, 1998
                                                        ------------------
Denominator:
  Denominator for basic earnings per share-
   weighted-average shares                                    567,212
  Employee stock options (antidilutive)                            -
  Unvested RSP shares                                          13,477
                                                             --------
  Denominator for diluted earnings per share-
   adjusted weighted-average assumed conversions              580,689
                                                             ========

                                                         Six Months Ended
                                                        September 30, 1998
                                                        ------------------
Denominator:
  Denominator for basic earnings per share-
   weighted-average shares                                    577,974
  Employee stock options (antidilutive)                            -
  Unvested RSP shares                                           8,985
                                                             --------
  Denominator for diluted earnings per share-
   adjusted weighted-average assumed conversions              586,958
                                                             ========

NOTE 5 - EMPLOYEE BENEFITS

Restricted Stock Plan (RSP)
---------------------------
The Board of Directors adopted a RSP for directors and certain officers and employees which was approved by stockholders at the annual meeting held on July 16, 1998. The objective of this RSP is to enable the Bank to retain its corporate officers, key employees, and directors who have the experience and the ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of the Board-appointed committee are eligible to receive benefits under the RSP. Non-employee directors of the Bank serve as trustees for the RSP, and have the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

In August, 1998, the Trust purchased, with funds contributed by the Bank, shares of the common stock of which 23,185 shares were awarded to directors and employees, and 3,272 shares remained unawarded. Directors, officers, and employees who terminate their employment with the Bank shall forfeit the right to any shares which were awarded but not earned, except in the event of death or disability or a change in control of the Bank or Company. The Bank granted a total of 23,185 shares of common stock on July 16, 1998, of which 4,637 became immediately vested under the plan. Remaining shares become earned and non-forfeitable over a four-year period on each anniversary date of the award beginning July 16, 1999. The RSP shares purchased in the conversion initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are earned and recorded as an addition to stockholders' equity.

Stock Option Plan
-----------------
The Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at the annual meeting held on July 16, 1998. An aggregate of 66,142 shares of authorized but unissued common stock of the Company was reserved for issuance under the Stock Option Plan. The Company granted options to purchase 58,000 shares of common stock. The options are first exercisable over a five-year period beginning July 16, 1998. The stock options typically have expiration terms of ten years. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to additional paid-in capital.

The following table presents share data related to the stock option plan:

                                                Shares Under Option
                                          ------------------------------
                                               1998            1997
                                          -------------   --------------
Outstanding, beginning of the year                -                 -

Granted during the period                     58,000                -
Canceled during the period                        -                 -
Exercised during the period                       -                 -
                                             -------            ------
Outstanding at end of period,                 58,000                -
                                             =======            ======
(Option price of $15.8125 per share)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at September 30, 1998, and March 31, 1998
---------------------------------------------------------------------------
Total assets increased by approximately $339,000 to $32,074,000 at September 30, 1998, from $31,735,000 at March 31, 1998. Cash and cash equivalents increased by $945,000 to $2,511,000 at September 30, 1998, from $1,566,000 at
March 31, 1998. This increase represented the inflow of cash associated with the Federal Home Loan Bank advance and maturity of available-for-sale securities, offset by increased loan production, depositors' withdrawals of funds, and purchase of RSP shares. Net loans receivable increased $596,000 from $23,647,000 at March 31, 1998, to $24,243,000 at September 30, 1998.
The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan products. Office property and equipment increased by $131,000 from $378,000 at March 31, 1998, to $509,000 at September 30, 1998 which was the direct result of the construction of a drive-thru facility at the Bank. Investment securities decreased $1,324,000 from $5,914,000 at March 31, 1998, to $4,590,000 at September 30, 1998. The decrease represented the sale and maturity of available-for-sale securities which had an appreciated value of approximately $1,331,000.

Total liabilities increased $539,000 from $21,154,000 at March 31, 1998, to $21,693,000 at September 30, 1998. The increase was the result of $1,000,000 advanced from the Federal Home Loan Bank in order to fund future loan growth. The advance was offset by a decrease in deposits of $470,000. This decrease in deposits from $20,596,000 at March 31, 1998, to $20,126,000 at September 30, 1998 represents funds withdrawn by depositors because of the competitive nature of alternative investment products available to depositors and reductions of deposit interest rates.

Stockholders' equity decreased $200,000 to $10,381,000 at September 30, 1998, compared to $10,581,000 at March 31, 1998. The decrease was attributable to the purchase of RSP shares in the amount of $410,000, offset by net income of $209,000, allocation of shares in the Employee Stock Ownership Plan amounting to $54,000, and vesting of shares in the RSP in the amount of $90,011. Stockholders' equity was also reduced by dividends of $92,000 and a decrease in other comprehensive income of $51,000. Future dividend policies will be determined by the Board of Directors in light of, among other factors, the earnings and financial condition of the Company, including applicable governmental regulations and policies. On October 1, 1998, the Board approved a resolution to repurchase an additional 5%, or 31,417 shares, of the Company's currently outstanding shares of common stock.

Comparison of the Results of Operations for the Three Months Ended
------------------------------------------------------------------
September 30, 1998 and 1997
---------------------------
Net income decreased by $3,000 or 3.3% from net income of $102,000 for the three months ended September 30, 1997, to net income of $99,000 for the three months ended September 30, 1998.

Interest and dividend income decreased $13,000, or 2.2%, to $595,000 for the three months ended September 30, 1998, compared to $608,000 for the three months ended September 30, 1997. The decrease in interest and dividend income was the result of a decrease in taxable interest on investments of $39,000, or 32.6% offset by an increase in taxable interest on loans of $25,000, or 5.2%. Taxable interest on investments decreased for the three months ended September 30, 1998, as compared to September 30, 1997, as a result of a decrease in the average balance of investments of $907,000 and a declining yields on investment securities. The increase in taxable interest on loans was due to an increase in the average balance of loans of $1.7 million for the three months ended September 30, 1998, as compared to the same period in 1997.

Interest expense decreased $21,000 for the three months ended September 30, 1998, to $226,000 as compared to the same period in 1997. A decrease in the average balance of interest-bearing deposits of $1.1 million to $20.2 million from $21.3 million and a reduction in the cost of funds from 4.6% for the three months ended September 30, 1997, as compared to 4.4% for the same period in 1998 resulted in the decrease in interest expense on deposits of $27,000. The decrease in interest on deposits was partially offset by an increase in interest on advances from the Federal Home Loan Bank of $6,000.

Net interest income increased $8,000, or 2.2%, from $361,000 for the three months ended September 30, 1997, to $369,000 for the three months ended September 30, 1998. The increase is attributable to an increase in the average balance of loans outstanding and a decrease in the average balance of interest-bearing deposits offset by a decrease in interest earned on investments.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses decreased $1,950 for the three months ended September 30, 1998, from $1,950 for the three months ended September 30, 1997, based on management's analysis of the reserve's adequacy.

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

Noninterest income increased by $78,000 from $7,000 for the three months ended September 30, 1997, to $85,000 for the three months ended September 30, 1998. The increase is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $75,000 which was not present in the 1997 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense increased by $94,000 from $201,000 for the three months ended September 30, 1997, to $295,000 for the three months ended September 30, 1998. Compensation and employee benefits increased by $85,000 from $111,000 for the three months ended September 30, 1997, to $196,000 for the three months ended September 30, 1998. The increase is due to compensation costs associated with the initiation of the Restricted Stock Plan in July of 1998.

Income tax expense decreased by $3,000 from $63,000 for the three months ended September 30, 1997, to $60,000 for the three months ended September 30, 1998. The decrease is due to an decrease in pre-tax income.

Comparison of the Results of Operations for the Six Months Ended
----------------------------------------------------------------
September 30, 1998 and 1997
---------------------------
Net income increased by $22,000 or 11.6% from net income of $187,000 for the six months ended September 30, 1997, to net income of $209,000 for the six months ended September 30, 1998.

Interest and dividend income increased $31,000, or 2.7%, to $1,190,000 for the six months ended September 30, 1998, compared to $1,159,000 for the six months ended September 30, 1997. The increase in interest and dividend income was due to an increase in taxable interest on loans of $52,000, or 5.5% offset by a decrease in taxable interest on investments of $21,000, or 10.9%. The increase in taxable interest on loans was due to an increase in the average balance of loans of $1.7 million for the six months ended September 30, 1998, as compared to the same period in 1997. Taxable interest on investments decreased for the six months ended September 30, 1998, as compared to September 30, 1997, as a result of downward fluctuations in the investment market and the sale and maturity of available-for-sale securities.

Interest expense decreased $69,000 for the six months ended September 30, 1998, to $439,000 as compared to the same period in 1997. A decrease in the average balance of interest-bearing deposits of $1.8 million to $20.2 million from $22.0 million and a reduction in the cost of funds from 4.6% for the six months ended September 30, 1997, as compared to 4.3% for the same period in 1998 resulted in the decrease in interest expense on deposits of $75,000. The decrease in interest on deposits was partially offset by an increase in interest on advances from the Federal Home Loan Bank of $6,000.

Net interest income increased $101,000, or 15.4%, from $650,000 for the six months ended September 30, 1997, to $751,000 for the six months ended September 30, 1998. The increase is attributable to a decrease in the average balance of interest-bearing deposits and an increase in the average balance of loans from the six months ended September 30, 1997, to the same period in 1998, as previously discussed.

The provision for loan losses decreased to $1,050 for the six months ended September 30, 1998, from $3,900 for the six months ended September 30, 1997, based on management's analysis of the reserve's adequacy.

Noninterest income increased by $173,000 from $13,000 for the six months ended September 30, 1997, to $186,000 for the six months ended September 30, 1998. The increase is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $168,000 which was not present in the 1997 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense increased by $237,000 from $368,000 for the six months ended September 30, 1997, to $605,000 for the six months ended September 30, 1998. Compensation and employee benefits increased by $208,000 from $202,000 for the six months ended September 30, 1997, to $410,000 for the six months ended September 30, 1998. The increase is due to compensation costs associated with the Employee Stock Ownership Plan and Restricted Stock Plan, and by special one-time retirement agreements executed by four directors resulting in a pre-tax charge of approximately $94,000 in the six month period ending September 30, 1998. Under terms of the agreements, the four directors accepting the offer relinquished their positions as directors on July 2, 1998. The Restricted Stock Plan was initiated in July, 1998, and resulted in additional compensation costs of $90,000. Supervisory Examination, Audit, and Legal expenses increased by $20,000 from $25,000 for the six months ended September 30, 1997, to $45,000 for the six months ended September 30, 1998, as a result of additional costs associated with public stock ownership and regulatory requirements.

Income tax expense increased by $17,000 from $104,000 for the six months ended September 30, 1997, to $121,000 for the six months ended September 30, 1998. The increase is due to an increase in pre-tax income.


YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations.
Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door lock). Based upon such evaluations, management has determined that the Bank has Year 2000 risk in three areas: (1) Bank's own computers (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK'S OWN COMPUTERS. The Bank has upgraded its computer system to eliminate the Year 2000 risk. The Bank does not expect to have material additional costs to address this risk. The Bank expects, although there is no assurance, to be Year 2000 compliant in this risk area by December 31, 1998. The upgrade costs did not have a material impact on the Company's consolidated financial position or results of operations.

COMPUTERS OF OTHERS USED BY THE BANK'S BORROWERS. The Bank has evaluated most of its borrowers and does not believe the Year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of its residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, be unable to continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are Year 2000 compliant in this risk area.

COMPUTERS OF OTHERS WHO PROVIDE THE BANK WITH DATA PROCESSING. This risk is primarily focused on one, third-party service bureau that provides virtually all of the Bank's data processing. This service bureau is not Year 2000 compliant but has advised the Bank that it expects to be compliant before the Year 2000. If this problem is not solved before the Year 2000, the Bank would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Bank's financial condition and results of operations.

CONTINGENCY PLAN. The Bank is monitoring its service bureau to evaluate whether the bureau's data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is Year 2000 compliant. If the Bank is unsuccessful, the Bank will calculate loan and deposit balances and interest using manual ledgers. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that it would be able to operate in this manner indefinitely, until its existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $2.2 million. As of September 30, 1998, the Bank had $1 million in outstanding advances from the FHLB.

As of September 30, 1998, the Bank had $1,139,000 in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 1998, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 1998, the Bank's capital ratios were as follows:

                                                                  Bank
                                          Requirement             Actual
                                          -----------             ------

   Tangible capital                           1.50%                25.97%
   Core capital                               4.00%                25.97%
   Risk-based capital                         8.00%                54.07%

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

                                             September 30,      March  31,
                                                  1998             1998
                                              -----------       ----------
                                                 (dollars in thousands)

Loans on nonaccrual basis                     $       34        $      166
Loans past due 90 days or more                        -                 -
Renegotiated loans                                    -                 -
                                              ----------        ----------
Total nonperforming loans                             34               166
                                              ----------        ----------
Other real estate                                     -                 -
Repossessed assets                                    -                 -
                                              ----------        ----------
Total nonperforming assets                    $       34        $      166
                                              ==========        ==========
Nonperforming loans as a
 percent of total loans                            0.14%             0.70%
                                              ==========        ==========
Nonperforming assets as a
 percent of total assets                           0.16%             0.52%
                                              ==========        ==========
Allowance for loan losses
 to nonperforming loans                             500%           101.81%
                                              ==========        ==========

Management monitors impaired loans on a continual basis. As of September 30, 1998, the Company had no impaired loans.

During the six months ended September 30, 1998, loans increased $596,000 and nonperforming loans decreased $132,000 while the allowance for loan losses increased $1,050 for the same period. The percentage of allowance for loan losses to loans outstanding remained .6% during this time period. Nonperforming loans were primarily made up of one to four family residential mortgages at September 30, 1998. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

     The registrant was not engaged in any material pending legal proceedings as of the date of this Report. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2.  Changes in securities and use of proceeds

     NONE

Item 3.  Defaults upon senior securities

     NONE

Item 4.  Submission of matters to a vote of security holders

     The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 16, 1998. The following are the votes cast on each matter presented to the shareholders:

     1.  The election of directors for terms expiring in 2001:

                                    For            Withheld

         Ellen E. Thistle        613,610              100
         David W. Miller         613,610              100

     2.  The approval of the Sistersville Bancorp, Inc. 1998 Stock Option
Plan:

         For       Against        Abstain          Non-Votes

       492,923     36,154           725              98,555

     3.  The approval of the First Federal Savings Bank Restricted Stock Plan:

        For        Against        Abstain          Non-Votes

       404,603    124,824           825              98,105

Item 5.  Other information

     Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than May 17, 1999. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 17, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.  Exhibits and reports on Form 8-K

     Exhibit 10.1: 1998 Stock Option Plan (Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders).

     Exhibit 10.2: Restricted Stock Plan (Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders).

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SISTERSVILLE BANCORP, INC.

Date:   November 6, 1998        By:
                                   /s/ Stanley M. Kiser
                                   ----------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)



Date:   November 6, 1998        By:
                                   /s/ Stanley M. Kiser
                                   ----------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)