Form 10QSB
period 1998-12-30
SISTERSVILLE BANCORP INC
filed 1999-02-11
CIK 1035372

1
=============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

           Class:  Common Stock, par value $.10 per share
           Outstanding at February 3, 1999:  596,940 shares

Transitional small business disclosure format (check one). Yes   No X
=============================================================================

2
                          SISTERSVILLE BANCORP, INC.

                                    INDEX

                                                                      Page
                                                                     Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
           December 31, 1998 and March 31, 1998                          3

           Consolidated Statement of Income (Unaudited)
            for the Three Months ended December 31, 1998 and 1997        4

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Three Months ended December 31, 1998 and 1997        5

           Consolidated Statement of Income (Unaudited)
            for the Nine Months ended December 31, 1998 and 1997         6

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Nine Months ended December 31, 1998 and 1997         7

           Consolidated Statement of Cash Flows (Unaudited)
            for the Nine Months ended December 31, 1998 and 1997         8

           Notes to Unaudited Consolidated Financial Statements        9 - 11

  Item 2.  Management's Discussion and Analysis                       12 - 16

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            17

  Item 2.  Changes in Securities and Use of Proceeds                    17

  Item 3.  Defaults Upon Senior Securities                              17

  Item 4.  Submission of Matters to a Vote of Security Holders          17

  Item 5.  Other Information                                            17

  Item 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURES

3
                         SISTERSVILLE BANCORP, INC.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   December 31,   March 31,
                                                       1998         1998
                                                    -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                   $    99,008  $    97,009
  Interest-bearing deposits with other institutions   2,623,666    1,469,028
                                                    -----------  -----------
       Total cash and cash equivalents                2,722,674    1,566,037

Investment Securities:
  Securities held to maturity (fair value of
   $389,100 and $536,365)                               383,348      527,006
  Securities available for sale                       4,624,255    5,387,243
                                                    -----------  -----------
       Total investment securities                    5,007,603    5,914,249

Loans receivable, (net of allowance for loan losses
 of $171,200 and $168,850)                           23,930,431   23,646,924
Office properties and equipment, net                    496,817      378,362
Accrued interest receivable (net of reserve for
 uncollected interest of $4,713 and $5,504)             197,760      202,166
Other assets                                             23,328       27,244
                                                    -----------  -----------
       TOTAL ASSETS                                 $32,378,613  $31,734,982
                                                    ===========  ===========
LIABILITIES
Deposits                                            $20,574,461  $20,595,965
Federal Home Loan Bank advance                        1,000,000          -
Deferred income taxes                                   405,368      354,210
Accrued interest payable and other liabilities          234,269      203,361
                                                    -----------  -----------
       TOTAL LIABILITIES                             22,214,098   21,153,536
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                    -            -
Common Stock, $.10 par value; 2,000,000 shares
  authorized, 661,428 issued; 596,940 outstanding
  at December 31, 1998, and 628,357 outstanding
  at March 31, 1998                                      66,143       66,143
Additional paid - in capital                          6,174,804    6,152,518
Treasury Stock, at cost (64,488 shares at December 31,
  1998, and 33,071 at March 31, 1998)                  (938,759)    (529,136)
Retained Earnings - substantially restricted          4,807,481    4,686,573
Unearned Employee Stock Ownership Plan shares (ESOP)   (432,303)    (480,989)
Unearned Restricted Stock Plan shares (RSP)            (302,144)         -
Accumulated other comprehensive income                  789,293      686,337
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                    10,164,515   10,581,446
                                                    -----------  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $32,378,613  $31,734,982
                                                    ===========  ===========

  See accompanying notes to the unaudited consolidated financial statements.

4
                        SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Three Months Ended December 31,
                                                         1998      1997
                                                      ---------  ---------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                           $ 497,725  $ 492,534
  Taxable interest on investments                        86,199    111,774
  Dividends on Federal Home Loan Bank Stock               3,698      3,267
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                      2,297      2,270
                                                      ---------  ---------
       Total interest and dividend income               589,919    609,845
                                                      ---------  ---------

INTEREST EXPENSE
  Deposits                                              217,727    247,159
  Federal Home Loan Bank advances                        13,161        -
                                                      ---------  ---------
       Total interest expense                           230,888    247,159
                                                      ---------  ---------

       NET INTEREST INCOME                              359,031    362,686

PROVISION FOR LOAN LOSSES                                 1,300      1,274
                                                      ---------  ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     357,731    361,412
                                                      ---------  ---------
NONINTEREST INCOME
  Service charges                                         9,150      4,595
  Gain on sale of securities available for sale             -          -
  Other income                                              646        490
                                                      ---------  ---------
       Total noninterest income                           9,796      5,085
                                                      ---------  ---------

NONINTEREST EXPENSE
  Compensation and employee benefits                    123,183    116,644
  Occupancy                                              10,659      8,474
  Furniture and equipment expense                        10,880      8,308
  Deposit insurance premiums                              2,994      3,415
  Supervisory examination, audit and legal fees          14,333     25,763
  Advertising and public relations                        5,762      4,810
  Service bureau expense                                 16,754     15,310
  Franchise, payroll and other taxes                     16,277     16,521
  Other expenses                                         18,812     13,940
                                                      ---------  ---------
       Total noninterest expense                        219,654    213,185
                                                      ---------  ---------
       Income before income taxes                       147,873    153,312

INCOME TAXES                                             51,212     51,848
                                                      ---------  ---------

       NET INCOME                                     $  96,661  $ 101,464
                                                      =========  =========

EARNINGS PER SHARE (Note 4)
  Basic                                               $     .19  $     .17
                                                      =========  =========
  Diluted                                             $     .18  $     .17
                                                      =========  =========

  See accompanying notes to the unaudited consolidated financial statements.

5
                        SISTERSVILLE BANCORP, INC.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended December 31,
                                                       1998        1997
                                                    ---------   ---------

NET INCOME                                          $  96,661   $ 101,464

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
     during the period                                153,588      82,024
                                                    ---------   ---------
COMPREHENSIVE INCOME                                $ 250,249   $ 183,488
                                                    =========   =========

  See accompanying notes to the unaudited consolidated financial statements.

6
                       SISTERSVILLE BANCORP, INC.
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Nine Months Ended December 31,
                                                     1998          1997
                                                  -----------   -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                       $ 1,508,390   $ 1,450,933
  Taxable interest on investments                     254,720       301,000
  Dividends on Federal Home Loan Bank Stock            11,045         9,765
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                    5,460         6,811
                                                  -----------   -----------
       Total interest and dividend income           1,779,615     1,768,509
                                                  -----------   -----------
INTEREST EXPENSE
  Deposits                                            650,999       755,494
  Federal Home Loan Bank advances                      19,026           -
                                                  -----------   -----------
       Total interest expense                         670,025       755,494
                                                  -----------   -----------

NET INTEREST INCOME                                 1,109,590     1,013,015

PROVISION FOR LOAN LOSSES                               2,350         5,174
                                                  -----------   -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          1,107,240     1,007,841
                                                  -----------   -----------
NONINTEREST INCOME
  Service charges                                      26,383        16,885
  Gain on sale of securities available for sale       167,536           -
  Other income                                          1,836         1,579
                                                   ----------   -----------
       Total noninterest income                       195,755        18,464
                                                   ----------   -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                  533,015       318,767
  Occupancy                                            29,523        26,472
  Furniture and equipment expense                      27,253        25,644
  Deposit insurance premiums                            9,486        10,246
  Supervisory examination, audit and legal fees        59,203        50,524
  Advertising and public relations                     16,993        17,127
  Service bureau expense                               46,692        47,520
  Franchise, payroll and other taxes                   50,389        43,413
  Other expenses                                       51,985        41,439
                                                   ----------   -----------
       Total noninterest expense                      824,539       581,152
                                                   ----------   -----------
       Income before income taxes                     478,456       445,153

INCOME TAXES                                          172,520       156,229
                                                   ----------   -----------

NET INCOME                                         $  305,936   $   288,924
                                                   ==========   ===========

EARNINGS PER SHARE (Note 4)
  Basic                                            $      .55   $       .34
                                                   ==========   ===========
  Diluted                                          $      .54   $       .34
                                                   ==========   ===========

  See accompanying notes to the unaudited consolidated financial statements.

7
                         SISTERSVILLE BANCORP, INC.
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                               Nine Months Ended December 31,
                                                       1998         1997
                                                     ---------   ---------

NET INCOME                                           $ 305,936   $ 288,924
                                                     ---------   ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
     during the period                                 212,809     213,690
    Reclassification adjustment for gains
     included in net income                           (109,853)        -
                                                     ---------   ---------

Other comprehensive income                             102,956     213,690
                                                     ---------   ---------

COMPREHENSIVE INCOME                                 $ 408,892   $ 432,614
                                                     =========   =========

  See accompanying notes to the unaudited consolidated financial statements.

8
                       SISTERSVILLE BANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended December 31,
                                                         1998       1997
                                                     -----------  ----------
OPERATING ACTIVITIES
Net income                                           $   305,936  $  288,924
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, amortization and accretion, net         35,443      28,189
    Gain on sale of available for sale securities       (167,536)        -
    Provision for loan losses                              2,350       5,174
    Deferred federal income taxes                         (6,754)      7,457
    ESOP amortization                                     63,887      51,869
    RSP amortization                                     107,939         -
    Decrease (increase) in accrued interest
     receivable and other assets                          15,410     (13,330)
    Increase (decrease) in accrued interest payable
     and other liabilities                                30,908      28,931
                                                     -----------  ----------
      Net cash provided by operating activities          387,583     397,214
                                                     -----------  ----------
INVESTING ACTIVITIES
  Proceeds from maturity of available for
   sale securities                                     2,960,000     425,000
  Proceeds from sale of available for sale securities    171,053         -
  Purchase of available for sale securities           (2,039,262) (5,239,047)
  Principal collected on mortgage - backed securities    140,757      40,593
  Net increase in loans                                 (285,857) (1,920,127)
  Purchases of office properties and equipment          (151,398)    (18,862)
                                                     -----------  ----------
      Net cash provided by (used in)
       investing activities                              795,293  (6,712,443)
                                                     -----------  ----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   (21,504)    (225,253)
  Federal Home Loan Bank advance                      1,000,000          -
  Purchase of RSP shares                               (410,084)         -
  Purchase of Treasury shares                          (409,623)         -
  Dividends paid                                       (185,028)     (96,362)
  Proceeds from sale of common stock                        -      5,664,987
                                                     ----------  -----------
      Net cash provided by (used in)
       financing activities                             (26,239)   5,342,372
                                                     ----------  -----------
      Change in cash and cash equivalents             1,156,637     (972,857)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                               1,566,037    1,794,459
                                                     ----------  -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $2,722,674  $   821,602
                                                     ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings              $  672,334   $  762,888
    Income taxes                                        160,360      106,000

  See accompanying notes to the unaudited consolidated financial statements.

9
                        SISTERSVILLE BANCORP,  INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133, precludes a held-to-maturity security from being designated as a hedged item, however at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

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


                                                          Three Months Ended
                                                           December 31, 1998
                                                           -----------------
Denominator:
  Denominator for basic earnings per share-
   weighted-average shares                                       533,187
  Employee stock options (antidilutive)                              -
  Unvested RSP shares                                             16,811
                                                                --------
  Denominator for diluted earnings per share-
   adjusted weighted-average assumed conversions                 549,998
                                                                ========

                                                           Nine Months Ended
                                                           December 31, 1998
                                                           -----------------
Denominator:
  Denominator for basic earnings per share-
   weighted-average shares                                       559,067
  Employee stock options (antidilutive)                              -
  Unvested RSP shares                                             11,593
                                                                --------
  Denominator for diluted earnings per share-
   adjusted weighted-average assumed conversions                 570,660
                                                                ========

11
NOTE 5 - EMPLOYEE BENEFITS

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

In August, 1998, the Trust purchased, with funds contributed by the Bank, shares of the common stock of which 23,185 shares were awarded to directors and employees, and 3,272 shares remained unawarded. Directors, officers, and employees who terminate their employment with the Bank shall forfeit the right to any shares which were awarded but not earned, except in the event of death, disability, retirement, or a change in control of the Bank or Company. The Bank granted a total of 23,185 shares of common stock on July 16, 1998, of which 4,637 became immediately vested under the plan. Remaining shares become earned and non-forfeitable over a four-year period on each anniversary date of the award beginning July 16, 1999. The RSP shares purchased in the conversion initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are earned and recorded as an addition to stockholders' equity.

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

The following table presents share data related to the stock option plan:

                                                    Shares Under Option
                                                     1998         1997
                                                    ------       ------

Outstanding, beginning of the year                      -            -

Granted during the period                           58,000           -
Canceled during the period                              -            -
Exercised during the period                             -            -
                                                    ------       ------

Outstanding at end of period                        58,000           -
 (Option price of $15.8125 per share)               ======       ======

12
                 MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 1998, and March 31, 1998
--------------------------------------------------------------------------
Total assets increased by approximately $644,000 to $32,379,000 at December 31, 1998, from $31,735,000 at March 31, 1998. Cash and cash equivalents increased by $1,157,000 to $2,723,000 at December 31, 1998, from $1,566,000 at
March 31, 1998. This increase represented the inflow of cash associated with Federal Home Loan Bank advances and maturity of available-for-sale securities, offset by increased loan production, depositors' withdrawals of funds, and purchase of RSP and Treasury shares. Net loans receivable increased $283,000 from $23,647,000 at March 31, 1998, to $23,930,000 at December 31, 1998. The
increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan products. Office property and equipment increased by $119,000 from $378,000 at March 31, 1998, to $497,000 at December 31, 1998, which was the direct result of the construction of a drive-thru facility at the Bank. Investment securities decreased $906,000 from $5,914,000 at March 31, 1998, to $5,008,000 at December 31, 1998. The decrease represented the sale and maturity of available-for-sale securities of approximately $3,131,000, of which the Bank opted to reinvest only $2,039,000 in similar securities.

Total liabilities increased $1,060,000 from $21,154,000 at March 31, 1998, to $22,214,000 at December 31, 1998. The increase was the result of $1,000,000 advanced from the Federal Home Loan Bank in order to fund future loan growth. Deposits decreased $22,000 from $20,596,000 at March 31, 1998, to $20,574,000 at December 31, 1998.

Stockholders' equity decreased $417,000 to $10,165,000 at December 31, 1998, compared to $10,582,000 at March 31, 1998. The decrease was attributable to the purchase of RSP and Treasury shares in the amounts of $410,000 and $410,000, respectively, offset by net income of $306,000, allocation of shares in the Employee Stock Ownership Plan amounting to $71,000, vesting of shares in the RSP in the amount of $108,000, and unrealized gains on securities available-for-sale of $103,000. Stockholders' equity was also reduced by dividends of $185,000. Future dividend policies will be determined by the Board of Directors in light of, among other factors, the earnings and financial condition of the Company, including applicable governmental regulations and policies.

Comparison of the Results of Operations for the Three Months Ended
------------------------------------------------------------------------------
December 31, 1998 and 1997
--------------------------
Net income decreased by $5,000, or 4.7%, from net income of $102,000 for the three months ended December 31, 1997, to net income of $97,000 for the three months ended December 31, 1998.

Interest and dividend income decreased $20,000, or 3.3%, to $590,000 for the three months ended December 31, 1998, compared to $610,000 for the three months ended December 31, 1997. The decrease in interest and dividend income was the result of a decrease in interest and dividends on investments of $25,000, or 21.3%, offset by an increase in interest on loans of $5,000, or 1.1%. Interest and dividends on investments decreased for the three months ended December 31, 1998, as compared to December 31, 1997, as a result of a decrease in the average balance of investments of $1,915,000, or 20.6%, and a declining yields on investment securities. The increase in interest on loans was due to an increase in the average balance of loans of $796,000 for the three months ended December 31, 1998, as compared to the same period in 1997.

Interest expense decreased $16,000 for the three months ended December 31, 1998, to $231,000 from $247,000 for the same period in 1997. A decrease in the average balance of interest-bearing deposits of $910,000 to $20,314,000 from $21,224,000 and a reduction in the cost of funds from 4.66% for the three months ended December 31, 1997, as compared to 4.29% for the same period in 1998 resulted in the decrease in interest expense on deposits of $29,000. The decrease in interest on deposits was partially offset by an increase in interest on advances from the Federal Home Loan Bank of $13,000.

Net interest income decreased $4,000, or 1.0%, from $363,000 for the three months ended December 31, 1997, to $359,000 for the three months ended December 31, 1998. The interest rate spread increased from 2.85% for the three months ended December 31, 1997, to 3.03% for the same period in 1998.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses remained unchanged at $1,300 for the 1998 and 1997 periods based on management's analysis of the reserve's adequacy.

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

Noninterest income increased by $5,000 from $5,000 for the three months ended December 31, 1997, to $10,000 for the three months ended December 31, 1998. The increase was primarily attributable to an increase in service charges on deposit accounts.

Noninterest expense increased by $7,000 from $213,000 for the three months ended December 31, 1997, to $220,000 for the three months ended December 31, 1998. Compensation and employee benefits increased by $6,000, or 5.6%, from $117,000 for the three months ended December 31, 1997, to $123,000 for the three months ended December 31, 1998. The increase is due to compensation costs associated with the initiation of the Restricted Stock Plan in July of 1998. Supervisory examination, audit and legal expenses decreased $11,000, or 44.4%, from $25,000 for the three months ended December 31, 1997, to $14,000 for the same period in 1998 due to a decline in services in connection with adoption of employee benefit plans.

Income tax expense decreased by less than $1,000 to $51,000 for the three months ended December 31, 1998. The decrease is due to an decrease in pre-tax income.

Comparison of the Results of Operations for the Nine months Ended December 31,
------------------------------------------------------------------------------
1998 and 1997
-------------
Net income increased by $17,000, or 5.9%, from net income of $289,000 for the nine months ended December 31, 1997, to net income of $306,000 for the nine months ended December 31, 1998.

Interest and dividend income increased $11,000, or .6%, to $1,780,000 for the nine months ended December 31, 1998, compared to $1,769,000 for the nine months ended December 31, 1997. The increase in interest and dividend income was due to an increase in taxable interest on loans of $57,000, or 4.0%, offset by a decrease in interest on investments of $46,000, or 15.4%. The increase in interest on loans was due to an increase in the average balance of loans of $1.3 million for the nine months ended December 31, 1998, as compared to the same period in 1997, offset by decline of 16 basis points from 8.54% for the nine months ended December 31, 1997, to 8.38% for the same period in 1998. Interest on investments decreased for the nine months ended December 31, 1998, as compared to December 31, 1997, as a result of downward fluctuations in yields on investment securities and by a decrease in the average balance of investments of $1.0 million from $8.1 million for the 1997 period to $7.1 million for the 1998 period.

Interest expense decreased $85,000, or 11.3%, for the nine months ended December 31, 1998, to $670,000 as compared to $755,000 for the same period in 1997. A decrease in the average balance of interest-bearing deposits of $1.5 million to $20.3 million from $21.8 million and a reduction in the cost of funds from 4.6% for the nine months ended December 31, 1997, as compared to 4.3% for the same period in 1998, resulted in the decrease in interest expense on deposits of $104,000. The decrease in interest on deposits was partially offset by an increase in interest on advances from the Federal Home Loan Bank of $19,000.

Net interest income increased $97,000, or 9.5%, from $1,013,000 for the nine months ended December 31, 1997, to $1,110,000 for the nine months ended December 31, 1998. The increase is primarily attributable to a decrease in the average balance of interest-bearing deposits and an increase in the average balance of loans from the nine months ended December 31, 1997, to the same period in 1998, as previously discussed.

The provision for loan losses decreased to $2,800 for the nine months ended December 31, 1998, from $5,200 for the nine months ended December 31, 1997, based on management's analysis of the reserve's adequacy.

Noninterest income increased by $177,000 from $19,000 for the nine months ended December 31, 1997, to $196,000 for the nine months ended December 31, 1998. The increase is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $168,000 which was not present in the 1997 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense increased by $243,000 from $581,000 for the nine months ended December 31, 1997, to $824,000 for the nine months ended December 31, 1998. Compensation and employee benefits increased by $214,000 from $319,000 for the nine months ended December 31, 1997, to $533,000 for the nine months ended December 31, 1998. The change is due to an increase in compensation costs associated with the Employee Stock Ownership Plan of $17,000 and Restricted Stock Plan of $108,000, and by special one-time retirement agreements executed by four directors resulting in a pre-tax charge of approximately $94,000 in the nine month period ending December 31, 1998.
Under terms of the agreements, the four directors accepting the offer relinquished their positions as directors on July 2, 1998. The Restricted Stock Plan was initiated in July, 1998, and resulted in stock awarded to employees being earned at a rate of one-fifth per year at July 16, 1998, through 2002. Supervisory Examination, Audit, and Legal expenses increased by $8,000 from $51,000 for the nine months ended December 31, 1997, to $59,000 for the nine months ended December 31, 1998, as a result of additional costs associated with public stock ownership and regulatory requirements.

Income tax expense increased by $16,000 from $156,000 for the nine months ended December 31, 1997, to $172,000 for the nine months ended December 31, 1998. The increase is due to an increase in pre-tax income.

Year 2000
---------
Rapid and accurate data processing is essential to the Bank's operations.
Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door lock). Based upon such evaluations, management has determined that the Bank has Year 2000 risk in three areas: (1) Bank's own computers (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK'S OWN COMPUTERS. The Bank has upgraded its computer system to eliminate the Year 2000 risk. The Bank does not expect to have material additional costs to address this risk. The Bank expects, although there is no assurance, to be Year 2000 compliant in this risk area by December 31, 1999. The upgrade costs did not have a material impact on the Company's consolidated financial position or results of operations.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $2.2 million. As of December 31, 1998, the Bank had $1 million in outstanding advances from the FHLB.

As of December 31, 1998, the Bank had $1,294,000 in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 1998, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At December 31, 1998, the Bank's capital ratios were as follows:

                                                                   Bank
                                           Requirement            Actual
                                           -----------            ------

      Tangible capital                        1.50%               26.16%
      Core capital                            4.00%               26.16%
      Risk-based capital                      8.00%               53.44%

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

                                                   December 31,   March  31,
                                                       1998         1998
                                                   -----------   -----------
                                                    (dollars in thousands)

Loans on nonaccrual basis                          $      184    $      166
Loans past due 90 days or more                             -             -
Renegotiated loans                                         -             -
                                                   ----------    ----------
Total nonperforming loans                                 184           166
                                                   ----------    ----------
Other real estate                                          -             -
Repossessed assets                                         -             -
                                                   ----------    ----------
Total nonperforming assets                         $      184    $      166
                                                   ==========    ==========
Nonperforming loans as a percent of total loans         0.77%         0.70%
                                                   ==========    ==========
Nonperforming assets as a percent of total assets       0.57%         0.52%
                                                   ==========    ==========
Allowance for loan losses to nonperforming loans       94.48%       101.81%
                                                   ==========    ==========

Management monitors impaired loans on a continual basis. As of December 31, 1998, the Company had no impaired loans.

During the nine months ended December 31, 1998, loans increased $283,000 and nonperforming loans increased $18,000 while the allowance for loan losses increased $2,350 for the same period. The percentage of allowance for loan losses to loans outstanding remained .6% during this time period. Nonperforming loans were primarily made up of one to four family residential mortgages at December 31, 1998. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

17
PART II. OTHER INFORMATION

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

Item 6  Exhibits and reports on Form 8-K

     On December 3, 1998, the Company filed a Current Report on Form 8-K, Item 5, Dated December 3, 1998, to report the completion the repurchase of 31,417 shares or 5% of its outstanding common stock in the open market pursuant to a stock repurchase program originally announced by the registrant on October 15, 1998.

18
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SISTERSVILLE BANCORP, INC.

Date:   February 3, 1999         By:
                                    /s/ Stanley M. Kiser
                                    ------------------------------------
                                    Stanley M. Kiser
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)




Date:   February 3, 1999         By:
                                   /s/ Stanley M. Kiser
                                   -------------------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)