Form 10KSB40
period 1999-03-31
SISTERSVILLE BANCORP INC
filed 1999-06-11
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1999
                               --------------

[    ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from         to       .
                                                              -------    ------

Commission File No. 0-22535

                           SISTERSVILLE BANCORP, INC.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                          31-1516424
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer
                                                              or Organization)
                                                              Identification No.

726 Wells Street, Sistersville, West Virginia                       26175
---------------------------------------------                       -----
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (304) 652-3671
                                                                --------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                        ----

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
YES  X    No.   .
    ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ 2,364,637.
                                                              -----------

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $11.25 per share sale price of the registrant's Common Stock on April 30, 1999, was $4,936,680.

     As of June 7, 1999, there were 567,093 outstanding shares of the registrant's Common Stock.

     Transition Small Business Disclosure Format (check one):
YES       NO   X
    ---       ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 1999 (the "Annual Report"). (Part II)


     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 1999. (Part III)

                                     PART I

Item 1. Description of Business
-------------------------------

Forward Looking Statements

         Sistersville Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Business of the Company

         The Company is a Delaware corporation organized in March 1997 at the direction of First Federal Savings and Loan Association of Sistersville (the "Association") to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On June 25, 1997, the Conversion was completed and the Association became a wholly owned subsidiary of the Company and changed its name to First Federal Savings Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                  At March 31,
                                                                      1999
                                               --------------------------------------------------
                                                            1999                 1998
                                               -----------------------  -------------------------
                                                   $             %         $               %
                                               ---------      -------   --------       ---------
                                                             (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  Construction                                 $    119         0.48%   $    701          2.88%
  1-4 family                                     23,682        95.16      22,594         92.78
  Multi-family                                       --         0.00          --          0.00
  Commercial                                         --         0.00          --          0.00
Consumer loans:
  Automobiles                                       699         2.81         699          2.87
  Savings accounts                                  100         0.40         234          0.96
  Other                                              18         0.07          27          0.11
Commercial                                          269         1.08          96          0.39
                                                 ------       ------      ------        ------

Total loans                                      24,887       100.00%     24,351        100.00%
                                                              ======                    ======
Less:
Loans in process                                   (343)                    (463)
Deferred loan origination fees and costs            (52)                     (72)
Allowance for possible loan losses                 (172)                    (169)
                                                 ------                   ------
  Total loans, net                             $ 24,320                 $ 23,647
                                                 ======                   ======


Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at March 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $5.0 million and $3.5 million for the years ended March 31, 1999 and 1998, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                         1-4 Family
                         Real Estate
                          Mortgage Construction  Consumer Commercial    Total
                          -------- ------------  -------- ----------    -----
                                             (In Thousands)
Non-performing ........   $  --        $  --     $     2   $  --     $     2
Amounts Due:
Within 3 months .......         3         --           9      --          12
3 months to 1 Year ....         8         --          27         6        41

After 1 year:
  1 to 3 years ........       134         --         210       168       512
  3 to 5 years ........       273         --         530      --         803
  5 to 10 years .......     2,956         --          39      --       2,995
  10 to 20 years ......    13,599         --        --          95    13,694
  Over 20 years .......     6,708          119      --        --       6,827
                          -------      -------   -------   -------   -------
Total amount due ......   $23,681      $   119   $   817   $   269   $24,886
                          -------      -------   -------   -------   -------

Less:
Allowance for loan loss       138         --          34      --         172
Loans in process ......       229          114      --        --         343
Deferred loan fees ....        51         --        --        --          51
                          -------      -------   -------   -------   -------
Loans receivable, net .   $23,263      $     5   $   783   $   269   $24,320
                          =======      =======   =======   =======   =======



         The following table sets forth the dollar amount of all loans due after March 31, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                           Floating or
                            Fixed Rates  Adjustable Rates     Total
                            -----------  ----------------     -----
                                          (In Thousands)
1-4 family .................   $23,640        $    30        $23,670
Commercial .................       263           --              263
Construction ...............       119           --              119
Consumer ...................       779           --              779
                               -------        -------        -------
  Total ....................   $24,801        $    30        $24,831
                               ======         =======        =======

                  The  following  table  shows  the  total  loan   originations,
repayments, and sales activity by the Bank for the periods indicated:

                                               Years Ended March 31,
                                               ---------------------
                                                  1999       1998
                                               ---------   ---------

Total gross loans receivable
   at beginning of period ..................   $ 24,351    $ 22,293
                                               --------    --------

Loans originated:
  1-4 family residential ...................      4,329       3,714
  Construction loans .......................        745       1,222
  Consumer loans ...........................        311         551
  Commercial business loans ................        185          80
                                               --------    --------
Total loans originated .....................      5,570       5,567
Loan principal repayments ..................     (5,034)     (3,508)
Charge-offs ................................       --            (1)
                                               --------    --------
Net loan activity ..........................        536       2,058
                                               --------    --------
Total gross loans receivable
   at end of period ........................   $ 24,887    $ 24,351
                                               ========    ========


         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed-rate residential mortgage loans secured by property located in the Bank's primary market areas. The Bank also originates construction permanent loans on one- to four-family residences. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank may originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. The Bank generally retains all of the mortgage loans that it originates. Fixed-rate loans can have maturities of up to 30 years depending on the terms of the loan.

         Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, automobile, and savings account or passbook loans. Secured consumer loans are made at an interest rate that is 2% above the rate paid on the underlying deposit account. Consumer and other loans totalled $817,000, or 3.3% of the Bank's total loans, of which loans secured by automobiles totalled $699,000, or 2.8% of the Bank's total loans at March 31, 1999. The Bank originates automobile loans with terms of up to six years for both new and used automobiles. Most of these automobile loans are originated directly by the Bank.

         Commercial Loans. The Bank had three commercial loan participations as of March 31, 1999, totalling $269,000. These loans were made to a local fire department and a local hospital for working capital purposes and a local municipality for a commercial line of credit.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The Bank will permit owner-built construction loans. The aggregate outstanding balance of such loans on March 31, 1999, was $119,000, representing .5% of the Bank's total loan portfolio. All of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

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

         Loan Commitments. At March 31, 1999, the Bank had $467,000 outstanding commitments to originate loans and $343,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire.

         Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 1999, the Bank's lending limit for loans to one borrower was approximately $1.2 million.

         At March 31, 1999, the largest loan of the Bank was a $267,000 loan that was secured by the borrower's residence.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. At March 31, 1999, nonaccrual loans and loans past due greater than 90 days totalled $2,000 or 0.01% of total assets.

Non-performing Assets

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                                   March 31,
                                                              ------------------
                                                                 1999     1998
                                                               -------   -------
                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .......................................   $--     $166
  Multi-family ..............................................    --      --
  Commercial ................................................    --      --
  Construction ..............................................    --      --
Consumer ....................................................      2     --
Commercial ..................................................    --      --
                                                                ----    ----
Total non-accrual loans .....................................      2     166
                                                                ----    ----
Accruing loans greater than 90 days past due: Mortgage loans:
  One- to four-family .......................................    --      --
  Multi-family ..............................................    --      --
  Commercial ................................................    --      --
  Construction ..............................................    --      --
Consumer ....................................................    --      --
Commercial ..................................................    --      --
                                                                ----    ----
Total accruing loans greater than 90 days
  past due ..................................................    --      --
                                                                ----    ----
Total non-performing loans ..................................      2     166
Real estate acquired in settlement of loans .................    --      --
                                                                ----    ----
Other non-performing assets .................................      2     166
                                                                ====    ====
Total non-performing loans to total loans ...................   0.01%   0.70%
                                                                ====    ====
Total non-performing loans to total assets ..................   0.01%   0.52%
                                                                ====    ====
Total non-performing assets to total assets .................   0.01%   0.52%
                                                                ====    ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $-0- for the year ended March 31, 1999, and $-0- was collected and included in the Bank's interest income from non-accrual loans for the year ended March 31, 1999.

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

         On the basis of management's review of its assets, at March 31, 1999, the Bank had classified $2,000 of assets as substandard, no assets as doubtful nor as loss, and $15,000 assets as special mention.

Analysis of Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                             At March 31,
                                        --------------------
                                           1999      1998
                                        ---------  ---------


Total gross loans outstanding .......   $ 24,887    $ 24,351
                                        ========    ========
Average gross loans outstanding .....   $ 24,810    $ 23,486
                                        ========    ========

Allowance balances (at beginning of
  period) ...........................   $    169    $    164
Provision (credit):
  Residential .......................          2           4
  Commercial real estate ............       --          --
  Consumer ..........................          1           2
Charge-offs
  Residential .......................       --          --
  Consumer ..........................       --            (1)
  Commercial ........................       --          --
Recoveries:
  Residential .......................       --          --
  Commercial real estate ............       --          --
  Consumer ..........................       --          --
                                        --------    --------
Allowance balance (at end of period)         172         169
                                        ========    ========
Allowance for loan losses as
a percentage of total loans .........       0.69%       0.69%
outstanding
Net loans charged off as a percentage
of average loans outstanding ........       0.00%       0.00%

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

                                                            At March 31,
                                         ------------------------------------------------------
                                               1999                       1998
                                         -----------------------    ---------------------------
                                                   Percent of                    Percent of
                                                  Loans in Each                Loans in Each
                                                    Category                     Category
                                         Amount   to Total Loans      Amount   to Total Loans
                                         ------   --------------      ------   --------------
                                                     (Dollars in Thousands)
Mortgages:
  One- to four-family                     $138            95.16 %      $135           92.78%
  Construction                              --             0.48          --            2.88
Consumer                                    34             3.28          34            3.94
Commercial                                  --             1.08          --            0.40
                                           ---          -------        ----          ------
     Total                                $172           100.00 %      $169          100.00%
                                           ===          =======         ===          ======


Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115.

         The Bank's securities available for sale and investment securities held to maturity portfolios at March 31, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies. As of March 31, 1999, the Bank's investment portfolio was comprised of FHLB stock, FHLMC stock, municipal securities, U.S. federal agency securities and mortgage-backed securities with market value of $5.3 million.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. These quasi-governmental agencies guarantee the payment of principal and interest to investors.

         The Bank's mortgage-backed securities were classified as held to maturity and available for sale at March 31, 1999, and were issued by the Government National Mortgage Bank ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         At March 31, 1999, the Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $351,000 and in its available for sale portfolio with an amortized cost of $459,000. The average yield on mortgage-backed securities at March 31, 1999, was 6.28%.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments.

                                                              At March 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
                                                        (Dollars in Thousands)

Investment Securities:
 U.S. Government and agency Securities                 $2,237            $4,111
 Municipal Securities                                     886                --
 FHLMC Stock                                            1,101             1,073
                                                        -----             -----
   Total Investment Securities                          4,224             5,184

Interest-bearing Deposits                               1,844             1,469
FHLB Stock                                                226               203
Mortgage-backed Securities                                351               527
Mortgage-backed Securities Held   For Sale
                                                          458                --
                                                       ------            ------
   Total Investments                                   $7,103            $7,383
                                                       ======            ======

         The following table sets forth information regarding the carrying values, and weighted average yields and maturities of the Bank's investment securities portfolio at March 31, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.



                                                                  As of March 31, 1999
                              ------------------------------------------------------------------------------------------------------
                                                                                                                   Total
                                One Year or Less   One to Five Years Five to Ten Years More than Ten Years  Investment Securities
                                ----------------   ----------------- ----------------- -------------------  ------------------------
                               Carrying  Average   Carrying  Average Carrying  Average Carrying   Average Carrying Average   Market
                                Value     Yield     Value     Yield   Value     Yield   Value      Yield   Value    Yield    Value
                                -----     -----     -----     -----   -----     -----   -----      -----   -----    -----    -----
                                                                      (Dollars in Thousands)

Investment Securities:
U.S.agency securities
available for sale(2)..........  $ 203     5.96%     $837      5.75%  $  997     6.11%   $200      6.85%   $2,237   6.03%   $2,237
Municipal securities(2)........     --       --        --        --       --       --     886      6.95       886   6.95       886
FHLMC Stock(2).................  1,101     0.72        --        --       --       --      --        --     1,101   0.72     1,101
Interest-bearing deposits
  in other financial
  institutions(1)..............  1,844     5.09        --        --       --       --      --        --     1,844   5.09     1,844
FHLB Stock(1)..................    226     6.50        --        --       --       --      --        --       226   6.50       226
                                ------  -------      ----     -----   ------  -------  ------  --------     -----   ----    ------
                                                                                                                    6.50
                                $3,374     3.81%     $837      5.75%    $997     6.11% $1,086      6.93%   $6,294   4.97%   $6,294
Mortgage-backed securities(3)..     --       --       123      8.02       13     6.79     673      5.96       809   6.28       816
                                ------  -------       ---    ------   ------  -------  ------  --------       ---  -----    ------
  Total........................ $3,374     3,81%     $960      6.04%  $1,010     6.12% $1,759      6.56%   $7,103   5.12%   $7,110
                                ======  =======      ====    ======   ======  =======  ======  ========    ======  =====    ======

--------------------
(1)  Recorded at cost.
(2)  Recorded at market value.
(3)  Recorded at cost, except for $459,000 in available for sale securities with a maturity of more than ten years which are recorded at market value.



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

Borrowings

         The Bank obtained an advance from the FHLB of Pittsburgh to supplement its supply of lendable funds. The advance from the FHLB of Pittsburgh is secured by a pledge of the Bank's various assets in the amount of $20.6 million. The borrowing is a 5.15% fixed interest obligation with an optional change to a variable interest rate at August 21, 1999. The advance matures on August 31, 2008, while interest payments are payable monthly on the outstanding principal balance. At March 31, 1999, the Bank had $1.0 million in borrowings outstanding from the FHLB of Pittsburgh. The Bank had no FHLB advances outstanding during the year ended March 31, 1998.

Personnel

         At March 31, 1999, the Bank had 9 full-time and four part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of laws that relate to the regulation of the Bank and the Company. The description is not complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender ("QTL") Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquired control of another savings institution as a separate subsidiary, it would lose the ability to diversity its operations into nonbanking related activities unless the other savings institutions each also qualify as a QTL or were acquired in a supervised acquisition. See "Bank Regulation - Qualified Thrift Lender Test."

         Restrictions or Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured savings institution. No person may acquire control of a federally insured savings institution without providing at least 60 days written notice to the OTS and giving the OTS an opportunity to disapprove the proposed acquisition.

Bank Regulation

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System").

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

         As a member of the SAIF, the Bank pays an insurance premium to on the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits.

         The deposit insurance assessment for most SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         Dividend and Other Capital Distribution Limitations. A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution, including cash dividends. Savings associations are not required to file an application for permission to make a capital distribution if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between OTS and the savings association or any OTS regulations. Any other distribution would require a notice to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 1999, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 726 Wells Street, Sistersville, West Virginia. The Bank owns this office facility.

(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities," "Item 1. Description of Business - Bank Regulation," and "Item 2. Description of Property (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities" and "Item 1. Description of Business - Bank Regulation."

         (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities," "Item 1. Description of Business - Bank Regulation."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile" and "Stock Market Information" of the Company's Annual Report is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last fiscal year.

                                    PART III

Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 1999, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Balance Sheet at March 31, 1999 and 1998.

         Consolidated Statements of Income for the Years Ended March 31, 1999 and 1998.

         Consolidated Statements of Comprehensive Income for the Years Ended March 31, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1999 and 1998.

         Notes to Consolidated Financial Statements.

                  2. Except for Exhibits 11 and 27 below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Certificate of Incorporation of Sistersville Bancorp, Inc.*

                   3(ii)   Bylaws of Sistersville Bancorp, Inc.*

                  10.1     Employment Agreement with Stanley M. Kiser*

                  10.2     1998 Stock Option Plan of Sistersville Bancorp, Inc.**

                  10.3     First Federal Savings Bank Restricted Stock Plan and Trust Agreement**

                  11       Statement regarding computation of earnings per share

                  13       Annual Report to Stockholders for the fiscal year ended March 31, 1999

                  21       Subsidiaries of the Registrant

                  23       Consent of S.R. Snodgrass, A.C.

                  27       Financial Data Schedule***


     (b) The Registrant filed a Current Report on Form 8-K dated March 1, 1999 to report the repurchase of 29,847 or 5% of its outstanding common stock pursuant to a stock repurchase program.


---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
** Incorporated by reference to the exhibits to the proxy statement for the 1998 Annual Meeting of Stockholders held on July 16, 1998 and filed with the SEC on June 2, 1998 (File No. 0-22535).
***  Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 11, 1999.


                                                    SISTERSVILLE BANCORP, INC.



                                                By: /s/Stanley M. Kiser
                                                    ----------------------------
                                                    Stanley M. Kiser
                                                    President, Chief Executive
                                                    Officer, and Director (Duly
                                                    Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 11, 1999.




/s/Stanley M. Kiser                         /s/Lester C. Doak
-----------------------------------         ------------------------------------
Stanley M. Kiser                            Lester C. Doak
President, Chief Executive Officer,         Chairman of the Board
and Director (Principal Executive
Officer)


/s/Ellen E. Thistle                         /s/Gary L. Ward
-----------------------------------         ------------------------------------
Ellen E. Thistle                            Gary L. Ward
Director                                    Director


/s/David W. Miller                          /s/Charles P. LaRue
-----------------------------------         ------------------------------------
David W. Miller                             Charles P. LaRue
Director                                    Director