Form 10QSB
period 1999-06-30
SISTERSVILLE BANCORP INC
filed 1999-08-12
CIK 1035372

1
==============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

             Class:  Common Stock, par value $.10 per share
             Outstanding at August 2, 1999: 567,093 shares

Transitional small business disclosure format (check one).  Yes   No X
=============================================================================

2
                         SISTERSVILLE BANCORP, INC.
                                    INDEX

                                                                        Page
                                                                       Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
            June 30, 1999 and March 31, 1999                             3

           Consolidated Statement of Income (Unaudited)
            for the Three Months ended June 30, 1999 and 1998            4

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Three Months ended June 30, 1999 and 1998            5

           Consolidated Statement of Cash Flows (Unaudited)
            for the Three Months ended June 30, 1999 and 1998            6

           Notes to Unaudited Consolidated Financial Statements        7 -  8

  Item 2.  Management's Discussion and Analysis                        8 - 11


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                             12

  Item 2.  Changes in Securities                                         12

  Item 3.  Default Upon Senior Securities                                12

  Item 4.  Submissions of Matters to a Vote of Security Holders          12

  Item 5.  Other Information                                             12

  Item 6.  Exhibits and Reports on Form 8-K                              12

SIGNATURES

3
                         SISTERSVILLE BANCORP, INC.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     June 30,    March 31,
                                                       1999        1999
                                                    -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                   $   170,853  $    29,823
  Interest-bearing deposits with other institutions   1,450,268    1,843,976
                                                    -----------  -----------
                                                      1,621,121    1,873,799

Investment Securities:
  Securities held to maturity (fair value of
   $303,630 and $356,980)                               297,266      350,815
  Securities available for sale                       4,905,848    4,908,390
                                                    -----------  -----------
       Total investment securities                    5,203,114    5,259,205

Loans receivable, (net of allowance for loan losses
 of $171,500 and $172,250)                           24,559,826   24,319,941
Office properties and equipment, net                    948,448      487,735
Accrued interest receivable (net of reserve for
 uncollected interest of $-0-and $-0-)                  205,980      212,644
Other assets                                             85,430       34,224
                                                    -----------  -----------

        TOTAL ASSETS                                $32,623,919  $32,187,548
                                                    ===========  ===========
LIABILITIES
Deposits                                            $21,378,707  $20,847,502
Federal Home Loan Bank advance                        1,000,000    1,000,000
Deferred income taxes                                   318,105      358,818
Accrued interest payable and other liabilities          180,160      189,656
                                                    -----------  -----------
       TOTAL LIABILITIES                             22,876,972   22,395,976
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                     -           -
Common Stock, $.10 par value;
  2,000,000 shares authorized, 661,428 issued;
  567,093 outstanding at June 30, 1999
  and at March 31, 1999                                  66,143       66,143
Additional paid - in capital                          6,180,750    6,178,859
Treasury Stock, at cost (94,335 shares at
 June 30, 1999 and at March 31, 1999)                (1,326,770)  (1,326,770)
Retained Earnings - substantially restricted          4,886,156    4,890,911
Unearned Employee Stock Ownership Plan shares (ESOP)   (406,380)    (419,074)
Unearned Restricted Stock Plan shares (RSP)            (266,290)    (284,217)
Accumulated other comprehensive income                  613,338      685,720
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                     9,746,947    9,791,572
                                                    -----------  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $32,623,919  $32,187,548
                                                    ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

4
                        SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                   Three Months Ended June 30,
                                                       1999         1998
                                                    -----------  -----------
INTEREST AND DIVIDEND INCOME
Taxable interest on loans                           $   482,911  $   501,151
Taxable interest on investments                          69,204       87,476
Nontaxable interest on loans                              3,757        1,925
Nontaxable interest on investments                       10,279           -
Dividends on Federal Home Loan Bank Stock                 3,818        3,650
Dividends on Federal Home Loan Mortgage
 Corporation Stock                                        2,867          681
                                                    -----------  -----------
     Total interest and dividend income                 572,836      594,883
                                                    -----------  -----------
INTEREST EXPENSE
Deposits                                                221,473      213,329
Federal Home Loan Bank advance                           13,018           -
                                                    -----------  -----------
     Total interest expense                             234,491      213,329
                                                    -----------  -----------
NET INTEREST INCOME                                     338,345      381,554

PROVISION FOR LOAN LOSSES                                 1,095        1,050
                                                    -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     337,250      380,504

NONINTEREST INCOME
Service charges                                           8,621        7,614
Gain on sale securities available for sale                   -        92,927
Other income                                                606          456
                                                    -----------  -----------
     Total noninterest income                             9,227      100,997
                                                    -----------  -----------
NONINTEREST EXPENSE
Compensation and employee benefits                      128,256      213,396
Occupancy                                                11,375        8,916
Furniture and equipment expense                           8,662        7,940
Deposit insurance premiums                                3,100        3,305
Supervisory examination, audit and legal fees            18,095       25,554
Advertising and public relations                          7,226        6,199
Service bureau expense                                   17,610       13,815
Franchise, payroll and other taxes                       14,162       15,165
Other expenses                                           15,887       15,620
                                                    -----------  -----------
     Total noninterest expense                          224,373      309,910
                                                    -----------  -----------
     Income before income taxes                         122,104      171,591

INCOME TAXES                                             37,917       61,557
                                                    -----------  -----------
     NET INCOME                                     $    84,187  $   110,034
                                                    ===========  ===========
EARNINGS PER SHARE (Note 4)
Basic                                               $       .17  $       .17
                                                    ===========  ===========
Diluted                                             $       .16  $       .19
                                                    ===========  ===========
AVERAGE SHARES OUTSTANDING - BASIC                      508,283      581,595
                                                    ===========  ===========
AVERAGE SHARES OUTSTANDING - DILUTED                    522,778      581,595
                                                    ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

5
                         SISTERSVILLE BANCORP, INC.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended June 30,
                                                        1999       1998
                                                    -----------  -----------
NET INCOME                                          $    84,187  $   110,034
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising
     during the period                                  (72,382)      16,637
    Reclassification adjustment for gains
     included in net income                                  -       (60,932)
                                                    -----------  -----------
Other comprehensive income (loss)                       (72,382)     (44,295)
                                                    -----------  -----------
COMPREHENSIVE INCOME                                $    11,805  $    65,739
                                                    ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

6
                          SISTERSVILLE BANCORP,  INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       1999         1998
                                                    -----------  -----------
OPERATING ACTIVITIES
Net income                                          $    84,187  $   110,034
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation, amortization and accretion, net        13,833        8,917
    Gain on sale of available for sale securities            -       (92,927)
    Provision for loan losses                             1,095        1,050
    Deferred federal income taxes                            -       (34,678)
    ESOP amortization                                    14,585       34,532
    RSP amortization                                     17,927           -
    Decrease (increase) in accrued interest
     receivable and other assets                        (44,542)     (28,478)
    Increase (decrease) in accrued interest payable
    and other liabilities                                (9,496)     110,900
                                                    -----------  -----------
     Net cash provided by operating activities           77,589      109,350
                                                    -----------  -----------
INVESTING ACTIVITIES
   Proceeds from sale of available for sale securities       -        94,907
   Purchase of available for sale securities           (660,000)     (22,400)
   Proceeds from maturity of available
    for sale securities                                 500,000           -
   Principal collected on mortgage - backed securities  100,079       65,089
   Net increase in loans                               (240,980)    (525,550)
   Purchases of office properties and equipment        (471,630)     (75,158)
                                                    -----------  -----------
     Net cash used for investing activities            (772,531)    (463,112)
                                                    -----------  -----------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                  531,205     (413,552)
   Dividends paid                                       (88,941)     (97,362)
                                                    -----------  -----------
     Net cash provided by/(used for)
      financing activities                              442,264     (510,914)
                                                    -----------  -----------
     Change in cash and cash equivalents               (252,678)    (864,676)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                               1,873,799    1,566,037
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                   $ 1,621,121  $   701,361
                                                    ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest on deposits and borrowings               $   234,373  $   213,983
  Income taxes                                          124,520       40,090

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2000.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 1999, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).

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

NOTE 3 - RECENT ACCOUNTING STANDARDS

In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purpose is required. The Company current holds securities classified as available-for-sale. Under the provisions of Statement No. 130, unrealized gains and losses on securities classified as available-for-sale are a component of comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No.
133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 1999, and March 31, 1999
----------------------------------------------------------------------
Total assets increased by approximately $436,000 to $32,624,000 at June 30, 1999, from $32,188,000 at March 31, 1999. Cash and cash equivalents decreased $253,000 to $1,621,000 at June 30, 1999, from $1,874,000 at March 31, 1999.
The decrease represented the outflow of cash associated with the purchase of available for sale securities, increase in loan production, and purchase of office properties and equipment offset by the principal collected on mortgage-backed securities, maturity of available for sale securities, and increase in depositors' investment in funds. Investment securities decreased $56,000 from $5,259,000 at March 31, 1999, to $5,203,000 at June 30, 1999.
The decrease was the result of $500,000 in matured U.S. Agency securities, $100,000 in principal collected on mortgage-backed securities, and decrease in the market value of available-for-sale securities in the amount of $113,000 offset by purchase of U.S. Agency securities in the amount of $650,000. Net loans receivable increased $240,000 from $24,320,000 at March 31, 1999, to $24,560,000 at June 30, 1999. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. Office property and equipment increased $461,000 from $488,000 at March 31, 1999, to $949,000 at June 30, 1999, which was the direct result of land purchased in
 Parkersburg, West Virginia for the construction of a branch office.

Total liabilities increased $481,000 from $22,396,000 at March 31, 1999 to $22,877,000 at June 30, 1999. The increase was the result of an increase in deposits by $531,000 from $20,848,000 at March 31, 1999 to $21,379,000 at June
30, 1999. This increase primarily represents funds invested by depositors because of the stability of the Bank's deposit account interest rates compared to a reduction in deposit interest rates for alternative investment products available. This increase was offset by the $41,000 decrease in deferred income taxes from $359,000 at March 31, 1999 to $318,000 at June 30, 1999 which was the result of the tax effect on the decrease in the market value of available-for-sale securities during the period.

Stockholders' equity decreased $45,000 to $9,747,000 at June 30, 1999 compared to $9,792,000 at March 31, 1999. The decrease was attributable to the payment of dividends in the amount of $89,000 and a $72,000 decrease in the market value of available-for-sale securities net of deferred taxes. This decrease was offset by net income of $84,000, allocation of shares in the ESOP amounting to $15,000 and vesting of shares in the RSP in the amount of $18,000.

Comparison of the Results of Operations for the Three Months Ended June 30,
---------------------------------------------------------------------------
1999 and 1998
-------------
Net income decreased by $26,000, or 23.5%, from net income of $110,000 for the three months ended June 30, 1998, to net income of $84,000 for the three months ended June 30, 1999.

Interest and dividend income decreased $22,000, or 3.7%, to $573,000 for the three months ended June 30, 1999, compared to $595,000 for the three months ended June 30, 1998. The decrease in interest and dividend income was due to the decrease in interest on loans of $16,000, or 3.3%, and a decrease in interest on investments of $8,000, or 9.1%. The decrease in interest on loans was due to a decline of 49 basis points in the average yield from 8.45% at June 30, 1998 to 7.96% for the same period in 1999, offset by an increase in the average balance of loans of $680,000 for the three months ended June 30, 1999 as compared to the same period in 1998. Interest on investments decreased for the three months ended June 30, 1999, as compared to June 30, 1998, as a result of downward fluctuations in yields on investment securities and by a decrease in the average balance of investments of $581,000 from $7.0 million for the three months ended June 30, 1998 to $6.4 million for the three months ended June 30, 1999.

Interest expense increased $21,000 for the three months ended June 30, 1999 to $234,000 as compared to $213,000 for the same period in 1998. The increase was the direct result of interest charged in the amount of $13,000 on a $1.0 million advance from the Federal Home Loan Bank which was not outstanding during the three month period ended June 30, 1998.

Net interest income decreased $43,000, or 11.3%, from $381,000 for the three months ended June 30, 1998, to $338,000 for the three months ended June 30, 1999. The decrease is primarily attributable to a decrease in average yield on interest-earning assets of 37 basis points from 7.62% for the three months ended June 30, 1998 to 7.25% for the three months ended June 30, 1999. The Company's net yield on interest-earning assets decreased from 4.89% for the three months ended June 30, 1998 to 4.29% for the three months ended June 30, 1999.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses increased to $1,095 for the three months ended June 30, 1999, from $1,050 for the three months ended June 30, 1998 based on management's analysis of the reserve's adequacy.

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

Noninterest income decreased by $92,000 from $101,000 for the three months ended June 30, 1998, to $9,000 for the three months ended June 30, 1999. The decrease is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $93,000 which was not present in the 1999 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $86,000 from $310,000 for the three months ended June 30, 1998, to $224,000 for the three months ended June 30, 1999. Compensation and employee benefits decreased by $85,000 from $213,000 for the three months ended June 30, 1998, to $128,000 for the three months ended June 30, 1999. The decrease is due to compensation costs associated with a special one-time retirement agreements executed by four directors resulting in a pre-tax charge of approximately $94,000 in the three month period ending
June 30, 1998. Under terms of the agreements, the four directors accepting the offer relinquishe their positions as directors on July 2, 1998. This decrease was offset by the vesting of Restricted Stock Plan shares in the amount of $15,000 for the three months ended June 30, 1999. The RSP was initiated in July, 1998, and will result in stock awarded to employees at a rate of one-fifth per year at July 16, 1998, through 2002.

Income tax expense decreased by $24,000 from $62,000 for the three months ended June 30, 1998 to $38,000 for the three months ended June 30, 1999. The decrease is due to a decrease in pre-tax income.

Year 2000
---------
Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door locks). Based upon such evaluations, management has determined that the Bank has Year 2000 risk in three areas: (1) Bank's own computers (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK'S OWN COMPUTERS. The Bank has upgraded its computer system to address the Year 2000 risk. The Bank does not expect to have material additional costs to address this risk. The Bank has successfully completed testing of its computer system for Year 2000 compliance. The upgrade costs did not have a material impact on the Company's consolidated financial position or results of operations.

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

COMPUTERS OF OTHERS WHO PROVIDE THE BANK WITH DATA PROCESSING. Should the computers of third party data processing providers prove to be non-compliant with the Year 2000, the Bank would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Bank's financial condition and results of operation. The third party service bureau which provides most of the Bank's data processing has advised the Bank that it expects to be fully compliant before the Year 2000. Testing of the data processing provided by this service bureau was completed in February, 1999, whereby various Year 2000 date scenarios were input, and transactional processing was completed satisfactorily. Other data processing providers, used by the Bank to a much lesser extent, have advised the Bank that Year 2000 testing and compliance has been successfully completed.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $20.6 million. As of June 30, 1999, the Bank had $1 million in outstanding advances from the FHLB.

As of June 30, 1999, the Bank had $1,083,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 1999, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 1999, the Bank's capital ratios were as follows:

                                                          Bank
                                          Requirement    Actual
                                          -----------    ------
     Tangible capital                         1.50%      26.41%
     Core capital                             4.00%      26.41%
     Risk-based capital                       8.00%      52.83%

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

                                                      June 30,   March  31,
                                                        1999       1999
                                                     ---------   ---------
                                                     (dollars in thousands)

Loans on nonaccrual basis                            $           $       2
Loans past due 90 days or more                               -           -
Renegotiated loans                                           -           -
                                                     ---------   ---------
Total nonperforming loans                                    -           2
                                                     ---------   ---------
Other real estate                                            -           -
Repossessed assets                                           -           -
                                                     ---------   ---------
Total nonperforming assets                           $       -   $       2
                                                     =========   =========
Nonperforming loans as a percent of total loans              -       0.01%
                                                     =========   =========
Nonperforming assets as a percent of total assets            -       0.01%
                                                     =========   =========
Allowance for loan losses to nonperforming loans             -    8612.50%
                                                     =========   =========

Management monitors impaired loans on a continual basis. As of June 30, 1999, the Company had no impaired loans.

During the three months ended June 30, 1999, loans increased $241,000 and nonperforming loans decreased $2,000 while the allowance for loan losses decreased $750 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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


                             SISTERSVILLE BANCORP, INC.


Date:   August 2, 1999       By:  /s/ Stanley M. Kiser
                                  -------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)




Date:   August 2, 1999       By:  /s/ Stanley M. Kiser
                                  -------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)