Form 10QSB
period 1999-09-30
SISTERSVILLE BANCORP INC
filed 1999-11-12
CIK 1035372

1
==============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

             Class:  Common Stock, par value $.10 per share
             Outstanding at November 10, 1999: 538,739 shares

Transitional small business disclosure format (check one).  Yes   No X
=============================================================================

2
                         SISTERSVILLE BANCORP, INC.
                                    INDEX

                                                                        Page
                                                                       Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
            September 30, 1999 and March 31, 1999                        3

           Consolidated Statement of Income (Unaudited)
            for the Three Months ended September 30, 1999 and 1998       4

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Three Months ended September 30, 1999 and 1998       5

           Consolidated Statement of Income (Unaudited)
            for the Six Months ended September 30, 1999 and 1998         6

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Six Months ended September 30, 1999 and 1998         7

           Consolidated Statement of Cash Flows (Unaudited)
            for the Six Months ended September 30, 1999 and 1998         8

           Notes to Unaudited Consolidated Financial Statements        9 - 10

  Item 2.  Management's Discussion and Analysis                       10 - 15

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                             16

  Item 2.  Changes in Securities                                         16

  Item 3.  Default Upon Senior Securities                                16

  Item 4.  Submissions of Matters to a Vote of Security Holders          16

  Item 5.  Other Information                                             16

  Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                               17

3
                         SISTERSVILLE BANCORP, INC.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                   September 30,  March 31,
                                                       1999         1999
                                                    -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                   $   160,705  $    29,823
  Interest-bearing deposits with other institutions     367,618    1,843,976
                                                    -----------  -----------
       Total cash and cash equivalents                  528,323    1,873,799
                                                    -----------  -----------
Investment Securities:
  Securities held to maturity (fair value of
   $273,944 and $356,980)                               269,399      350,815
  Securities available for sale                       4,759,251    4,908,390
                                                    -----------  -----------
       Total investment securities                    5,028,650    5,259,205
                                                    -----------  -----------
Loans receivable, (net of allowance for loan losses
 of $172,550 and $172,250)                           25,101,986   24,319,941
Office properties and equipment, net                    939,630      487,735
Accrued interest receivable (net of reserve for
 uncollected interest of $1,357 and $-0-)               224,119      212,644
Other assets                                            122,934       34,224
                                                    -----------  -----------
        TOTAL ASSETS                                $31,945,642  $32,187,548
                                                    ===========  ===========
LIABILITIES
Deposits                                            $21,069,369  $20,847,502
Federal Home Loan Bank advance                        1,000,000    1,000,000
Deferred income taxes                                   275,075      358,818
Accrued interest payable and other liabilities          167,223      189,656
                                                    -----------  -----------
       TOTAL LIABILITIES                             22,511,667   22,395,976
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                     -           -
Common Stock, $.10 par value;
  2,000,000 shares authorized, 661,428 issued;
  538,739 outstanding at September 30, 1999,
  and 567,093 outstanding at March 31, 1999              66,143       66,143
Additional paid - in capital                          6,182,348    6,178,859
Treasury Stock, at cost (122,689 shares at
 September 30, 1999, and 94,335 shares
 at March 31, 1999)                                  (1,649,297)  (1,326,770)
Retained Earnings - substantially restricted          4,940,535    4,890,911
Unearned Employee Stock Ownership Plan shares (ESOP)   (393,151)    (419,074)
Unearned Restricted Stock Plan shares (RSP)            (248,316)    (284,217)
Accumulated other comprehensive income                  535,713      685,720
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                     9,433,975    9,791,572
                                                    -----------  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $31,945,642  $32,187,548
                                                    ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

4
                         SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Three Months Ended September 30,
                                                       1999          1998
                                                   -----------   -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                        $   488,493   $   505,298
  Taxable interest on investments                       63,008        81,045
  Nontaxable interest on loans                           3,825         2,291
  Nontaxable interest on investments                    10,272            -
  Dividends on Federal Home Loan Bank Stock              4,010         3,698
  Dividends on Federal Home Loan Mortgage
  Corporation Stock                                      2,867         2,482
                                                   -----------   -----------
       Total interest and dividend income              572,475       594,814
                                                   -----------   -----------
INTEREST EXPENSE
  Deposits                                             223,665       219,943
  Federal Home Loan Bank advances                       13,161         5,865
                                                   -----------   -----------
       Total interest expense                          236,826       225,808
                                                   -----------   -----------
NET INTEREST INCOME                                    335,649       369,006

PROVISION FOR LOAN LOSSES                                1,050            -
                                                   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    334,599       369,006
                                                   -----------   -----------
NONINTEREST INCOME
  Service charges                                        7,759         9,618
  Gain on sale of securities available for sale             -         74,609
  Other income                                             588           732
                                                   -----------   -----------
       Total noninterest income                          8,347        84,959
                                                   -----------   -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   139,207       196,436
  Occupancy                                             11,668         9,948
  Furniture and equipment expense                        9,883         8,433
  Deposit insurance premiums                             3,032         3,186
  Supervisory examination, audit and legal fees         16,907        19,317
  Advertising and public relations                       7,454         5,032
  Service bureau expense                                18,187        16,122
  Franchise, payroll and other taxes                    15,237        18,947
  Loss on sale of securities available for sale         22,581            -
  Other expenses                                        20,088        17,553
                                                   -----------   -----------
       Total noninterest expense                       264,244       294,974
                                                   -----------   -----------
       Income before income taxes                       78,702       158,991

INCOME TAXES                                            26,425        59,751
                                                   -----------   -----------
       NET INCOME                                  $    52,277   $    99,240
                                                   ===========   ===========
EARNINGS PER SHARE
  Basic                                            $       .11   $       .17
                                                   ===========   ===========
  Diluted                                          $       .11   $       .17
                                                   ===========   ===========
AVERAGE SHARES OUTSTANDING - BASIC                     482,375       582,123
                                                   ===========   ===========
AVERAGE SHARES OUTSTANDING - DILUTED                   495,712       571,108
                                                   ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

5
                         SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended September 30,
                                                      1999          1998
                                                   ---------     ---------
NET INCOME                                         $  52,277     $  99,240
                                                   ---------     ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses)
     arising during the period                       (92,432)       42,584
  Reclassification adjustment for (gains)
   losses included in net income                      14,807       (48,921)
                                                   ---------     ---------
Other comprehensive income (loss)                    (77,625)       (6,337)
                                                   ---------     ---------
COMPREHENSIVE INCOME (LOSS)                        $ (25,348)    $  92,903
                                                   =========     =========

See accompanying notes to the unaudited consolidated financial statements.

6
                        SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                Six Months Ended September 30,
                                                       1999         1998
                                                    -----------  -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                         $   971,404  $ 1,010,665
  Taxable interest on investments                       132,212      164,305
  Nontaxable interest on loans                            7,582        4,216
  Nontaxable interest on investments                     20,551           -
  Dividends on Federal Home Loan Bank Stock               7,828        7,347
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                      5,734        3,163
                                                    -----------  -----------
       Total interest and dividend income             1,145,311    1,189,696
                                                    -----------  -----------
INTEREST EXPENSE
  Deposits                                              445,138      433,272
  Federal Home Loan Bank advance                         26,179        5,865
                                                    -----------  -----------
       Total interest expense                           471,317      439,137
                                                    -----------  -----------
NET INTEREST INCOME                                     673,994      750,559

PROVISION FOR LOAN LOSSES                                 2,145        1,050
                                                    -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     671,849      749,509
                                                    -----------  -----------
NONINTEREST INCOME
  Service charges                                        16,380       17,233
  Gain on sale securities available for sale                 -       167,536
  Other income                                            1,194        1,189
                                                    -----------  -----------
       Total noninterest income                          17,574      185,958
                                                    -----------  -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                    267,463      409,832
  Occupancy                                              23,043       18,864
  Furniture and equipment expense                        18,545       16,373
  Deposit insurance premiums                              6,132        6,491
  Supervisory examination, audit and legal fees          35,002       44,871
  Advertising and public relations                       14,680       11,231
  Service bureau expense                                 35,797       29,937
  Franchise, payroll and other taxes                     29,399       34,111
  Loss on sale of securities available for sale          22,581           -
  Other expenses                                         35,975       33,175
                                                    -----------  -----------
       Total noninterest expense                        488,617      604,885
                                                    -----------  -----------
       Income before income taxes                       200,806      330,582

INCOME TAXES                                             64,342      121,308
                                                    -----------  -----------
       NET INCOME                                     $ 136,464  $   209,274
                                                    ===========  ===========
EARNINGS PER SHARE
  Basic                                            $       .28   $       .17
                                                   ===========   ===========
  Diluted                                          $       .27   $       .17
                                                   ===========   ===========
AVERAGE SHARES OUTSTANDING - BASIC                     495,329       572,006
                                                   ===========   ===========
AVERAGE SHARES OUTSTANDING - DILUTED                   509,245       572,006
                                                   ===========   ===========


See accompanying notes to the unaudited consolidated financial statements.

7
                         SISTERSVILLE BANCORP, INC.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                Six Months Ended September 30,
                                                      1999          1998
                                                   ---------     ---------
NET INCOME                                         $ 136,464     $ 209,274
                                                   ---------     ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
     during the period                              (164,814)       59,221
  Reclassification adjustment for (gains)
   losses included in net income                      14,807      (109,853)
                                                   ---------     ---------
Other comprehensive income (loss)                   (150,007)      (50,632)
                                                   ---------     ---------
COMPREHENSIVE INCOME (LOSS)                        $ (13,543)    $ 158,642
                                                   =========     =========

See accompanying notes to the unaudited consolidated financial statements.

8
                         SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended September 30,
                                                       1999          1998
                                                   -----------   -----------
OPERATING ACTIVITIES
  Net income                                       $   136,464   $   209,274
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, amortization and accretion, net         26,875        18,107
  Loss (gain) on sale of available for sale securities  22,581      (167,536)
  Provision for loan losses                              2,145         1,050
  Deferred federal income taxes                             -        (34,066)
  ESOP and RRP amortization                             65,313       143,548
  Decrease (increase) in accrued interest
   receivable and other assets                        (106,140)        7,608
  Increase (decrease) in accrued interest
   payable and other liabilities                       (22,433)       72,568
                                                   -----------   -----------
       Net cash provided by operating activities       124,805       250,553
                                                   -----------   -----------
INVESTING ACTIVITIES
  Proceeds from maturity of available
   for sale securities                                 500,000     1,160,000
  Proceeds from sale of available for
   sale securities                                     382,892       171,053
  Purchase of available for sale securities         (1,060,000)      (22,400)
  Principal collected on mortgage-backed securities    152,531       106,452
  Net increase in loans                               (784,190)     (596,792)
  Purchases of office properties and equipment        (474,013)     (151,398)
                                                   -----------   -----------
       Net cash provided by (used in)
        investing activities                        (1,282,780)      666,915
                                                   -----------   -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                  221,867      (470,016)
  Dividends paid                                       (86,841)      (92,070)
  Purchase of Treasury Stock                          (322,527)           -
                                                   -----------   -----------
       Net cash used in financing activities          (187,501)     (562,086)
                                                   -----------   -----------
       Change in cash and cash equivalents          (1,345,476)      355,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,873,799     1,566,037
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   528,323   $ 1,921,419
                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings            $   470,927   $   438,738
    Income taxes                                       186,780       120,270

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at September 30, 1999 and March 31, 1999
--------------------------------------------------------------------------
Total assets decreased by approximately $242,000 to $31,946,000 at September 30, 1999, from $32,188,000 at March 31, 1999. Cash and cash equivalents decreased $1,345,000 to $528,000 at September 30, 1999, from $1,874,000 at
March 31, 1999. The decrease represented the outflow of cash associated with increase in net loans, purchase of office properties and equipment, and the purchase of available for sale securities and treasury stock offset by the principal collected on mortgage-backed securities and increase in depositors' investment in funds. Investment securities decreased $230,000 from $5,259,000 at March 31, 1999, to $5,029,000 at September 30, 1999, the decrease was a result of $500,000 in matured U. S. Agency securities, sale of $400,000 in U.
S. Agency securities, $153,000 in principal collected on mortgage-backed securities, and the decrease in the market value of available-for-sale securities in the amount of $256,000, offset by the purchase of U. S. Agency securities in the amount of $1,060,000. Net loans receivable increased $782,000 from $24,320,000 at March 31, 1999, to $25,102,000 at September 30,
1999. The increase in loans was attributable to an increase in one-to-four-family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. Office property and equipment increased $452,000 from $488,000 at March 31, 1999, to $940,000 at September 30, 1999,
which was a direct result of land purchased in Parkersburg, West Virginia for the construction of a branch office.

Total liabilities increased $116,000 from March 31, 1999, from $22,396,000 to $22,512,000 at September 30, 1999. The increase was a result of the increase in deposits by $221,000 from $20,848,000 at March 31, 1999, to $21,069,000 at
September 30, 1999. This increase primarily represents funds invested by depositors because of the stability of the Bank's deposit account interest rates compared to a reduction in deposit interest rates for alternative investment products available. The increase was offset by a decrease of $84,000 in deferred income taxes from $359,000 at March 31, 1999, to $275,000 at September 30, 1999, which was a result of the tax effect on the decrease in the market value of available-for-sale securities during the period.

Stockholder's equity decreased $358,000 from March 31, 1999, from $9,792,000 to $9,434,000 at September 30, 1999. The decrease was attributable to the payment of dividends in the amount of $87,000, purchase of treasury shares in the amount of $323,000, a $150,000 decrease in the market value of available-for-sale securities, net of deferred taxes, offset by net income of $136,000 for the six month period.

Comparison of the Results of Operations for the Three Months Ended
------------------------------------------------------------------
September 30, 1999 and 1998
---------------------------
Net income decreased by $47,000, or 47.3%, from net income of $99,000 for the three months ended September 30, 1998, to net income of $52,000 for the three months ended September 30, 1999.

Interest and dividend income decreased $22,000, or 3.8%, to $573,000 for the three months ended September 30, 1999, compared to $595,000 for the three months ended September 30, 1998. The decrease in interest and dividend income was due to the decrease in interest on loans of $16,000, or 3.1%, and a decrease in interest on investments of $8,000, or 9.9%. The decrease in interest on loans was due to a decline of 50 basis points in the average yield from 8.37% at September 30, 1998, to 7.87% for the same period in 1999, offset by the increase in the average balance of loans of $753,000 for the three months ended September 30, 1999, as compared to the same period in 1998. Interest on investments decreased for the three months ended September 30, 1999, as compared to September 30, 1998, as a result of the decrease in the average balance of investments of $2,400,000 from $7,500,000 for the three months ended September 30, 1998, to $5,100,000 for the three months ended September 30, 1999.

Interest expense increased $11,000 for the three months ended September 30, 1999, to $237,000 as compared to $226,000 for the same period in 1998. The increase was a result of interest charged in the amount of $13,000 for the three months ended September 30, 1999, compared to $6,000 for the three months ended September 30, 1998. The increase of $7,000 was the result of $1.0 million advance from the Federal Home Loan Bank which was outstanding for less than three months during the period ended September 30, 1998.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased to $1,050 for the three months ended September 30, 1999, from $-0- for the three months ended September 30, 1998, based on management's analysis of the reserve's adequacy.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains what it considers to be adequate to provide inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of additional allowance based upon the judgment of the OTS after review of the information available at the time of the OTS examination.

Noninterest income decreased by $77,000 from $85,000 for the three months ended September 30, 1998, to $8,000 for the three months ended September 30, 1999. This is attributed to a gain during the 1998 period of $75,000 on the sale of available-for-sale securities which was not present in the 1999 period. The remaining portion of noninterest income is comprised primarily of service charges on deposit accounts.

Noninterest expense decreased by $31,000 from $295,000 for the three months ended September 30, 1998, to $264,000 for the three months ended September 30, 1999. Compensation and employee benefits decreased by $57,000 from $196,000 for the three months ended September 30, 1998, to $139,000 for the three months ended September 30, 1999. The decrease is attributable to compensation costs associated with the initiation of the Restricted Stock Plan in July of 1998, partially offset by the addition of one employee during the 1999 quarter. The decrease in compensation and employee benefits was offset by a loss on the sale of available-for-sale securities in the amount of $23,000 which did not occur during the three months ended September 30, 1998.

Income tax expense decreased by $34,000 from $60,000 for the three months ended September 30, 1998, to $26,000 for the three months ended September 30, 1999, attributable to a decrease in pre-tax income.

Comparison of the Results of Operations for the Six Months Ended
----------------------------------------------------------------
September 30, 1999 and 1998
---------------------------
Net income decreased by $73,000, or 34.8%, from net income of $209,000 for the six months ended September 30, 1998, to net income of $136,000 for the six months ended September 30, 1999.

Interest and dividend income decreased $45,000, or 3.8%, to $1,145,000 for the six months ended September 30, 1999, compared to $1,190,000 for the six months ended September 30, 1998. The decrease in interest and dividend income was due to the decrease in interest on loans of $36,000, or 3.5%, and a decrease in interest on investments of $12,000, or 7.0%. The decrease in interest on loans was due to a decline of 54 basis points in the average yield from 8.42% at September 30, 1998, to 7.88% for the same period in 1999, offset by the increase in the average balance of loans of $838,000 for the six months ended September 30, 1999, as compared to the same period in 1998. Interest on investments decreased for the six months ended September 30, 1999, as compared to September 30, 1998, as a result of the decrease in the average balance of investments of $2,600,000 from $7,800,000 for the six months ended September 30, 1998, to $5,200,000 for the six months ended September 30, 1999.

Interest expense increased $32,000 for the six months ended September 30, 1999, to $471,000 as compared to $439,000 for the same period in 1998. The increase was a result of increased interest charged in the amount of $20,000 on a $1.0 million advance from the Federal Home Loan Bank which was outstanding during the six month period ended September 30, 1999, but was only outstanding during a portion of the six month period ended September 30, 1998. In addition, interest expense on deposits increased $12,000 from $433,000 for the six months ended September 30, 1998, to $445,000 for the six months ended September 30, 1999. The increase was the direct result of an increase in the average outstanding deposits of $977,000 from $21,204,000 at September 30, 1999, to $20,227,000 at September 30, 1998.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased to $2,145 for the six months ended September 30, 1999, from $1,050 for the six months ended September 30, 1998, based on management's analysis of the reserve's adequacy.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains what it considers to be adequate to provide inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of additional allowance based upon the judgment of the OTS after review of the information available at the time of the OTS examination.

Noninterest income decreased by $168,000 from $186,000 for the six months ended September 30, 1998, to $18,000 for the six months ended September 30, 1999, attributed to a $168,000 gain on the sale of available-for-sale securities during this period in 1998 which did not occur for the six months ended September 30, 1999.

Noninterest expense decreased by $116,000 from $605,000 for the six months ended September 30, 1998, to $489,000 for the six months ended September 30, 1999. Compensation and employee benefits decreased by $143,000 from $410,000 for the six months ended September 30, 1998, to $267,000 for the six months ended September 30, 1999, attributed to compensation costs of $184,000 associated with the Restricted Stock Plan and a one time director plan implemented in the 1998 period, partially offset by the addition of one employee during this period in 1999. The decrease in compensation and employee benefits was offset by a loss on the sale of available-for-sale securities in the amount of $23,000 which did not occur during the six months ended September 30, 1998.

Income tax expense decreased by $57,000 from $121,000 for the six months ended September 30, 1998, to $64,000 for the six months ended September 30, 1999, attributable to a decline in pre-tax income.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $20.6 million. As of September 30, 1999, the Bank had $1 million in outstanding advances from the FHLB.

As of September 30, 1999, the Bank had $820,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 1999, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 1999, the Bank's capital ratios were as follows:

                                                          Bank
                                          Requirement    Actual
                                          -----------    ------
     Tangible capital                         1.50%      26.07%
     Core capital                             4.00%      26.07%
     Risk-based capital                       8.00%      51.96%

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

                                                   September 30, March  31,
                                                        1999       1999
                                                     ---------   ---------
                                                     (dollars in thousands)

Loans on nonaccrual basis                            $      47   $       2
Loans past due 90 days or more                               -           -
Renegotiated loans                                           -           -
                                                     ---------   ---------
Total nonperforming loans                                   47           2
                                                     ---------   ---------
Other real estate                                            -           -
Repossessed assets                                           -           -
                                                     ---------   ---------
Total nonperforming assets                           $      47   $       2
                                                     =========   =========
Nonperforming loans as a percent of total loans          0.19%       0.01%
                                                     =========   =========
Nonperforming assets as a percent of total assets        0.15%       0.01%
                                                     =========   =========
Allowance for loan losses to nonperforming loans       367.13%    8612.50%
                                                     =========   =========

Management monitors impaired loans on a continual basis. As of September 30, 1999, the Company had no impaired loans.

During the six months ended September 30, 1999, loans increased $782,000 and nonperforming loans increased $45,000 while the allowance for loan losses increased $300 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

     NONE

Item 3.  Defaults upon senior securities

     NONE

Item 4.  Submission of matters to a vote of security holders

     The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 14, 1999. The following are the votes cast on each matter presented to the shareholders:

     1.  The election of directors for terms expiring in 2002:

                                       For            Withheld
                                       ---            --------
                Lester C. Doak       449,581           47,025
                Gary L. Ward         449,606           47,000

Item 5.  Other information

     Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 2000 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than May 15, 2000. In addition, if a shareholder intends to present a proposal at the 2000 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 15, 2000, then the proxies designated by the Board of Directors of the Company for the 2000 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.  Exhibits and Reports on Form 8-K

     Financial Data Schedule

17
                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SISTERSVILLE BANCORP, INC.


Date:   November 10, 1999    By:  /s/ Stanley M. Kiser
                                  -------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)


Date:   November 10, 1999    By:  /s/ Stanley M. Kiser
                                  -------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)