Form 10QSB
period 1999-12-31
SISTERSVILLE BANCORP INC
filed 2000-02-11
CIK 1035372

1
===========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

                  Class:  Common Stock, par value $.10 per share
                 Outstanding at February 10, 2000: 538,739 shares

Transitional small business disclosure format (check one).  Yes   No X

===========================================================================

2
                          SISTERSVILLE BANCORP, INC.
                                      INDEX
                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets (Unaudited) as of
            December 31, 1999 and March 31, 1999                        3

           Consolidated Statements of Income (Unaudited)
            for the Three Months ended December 31, 1999 and 1998       4

           Consolidated Statements of Comprehensive Income (Unaudited)
            for the Three Months ended December 31, 1999 and 1998       5

           Consolidated Statements of Income (Unaudited)
            for the Nine Months ended December 31, 1999 and 1998        6

           Consolidated Statements of Comprehensive Income (Unaudited)
            for the Nine Months ended December 31, 1999 and 1998        7

           Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months ended December 31, 1999 and 1998        8

           Notes to Unaudited Consolidated Financial Statements       9 - 10

  Item 2.  Management's Discussion and Analysis                      10 - 14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                           15

  Item 2.  Changes in Securities                                       15

  Item 3.  Default Upon Senior Securities                              15

  Item 4.  Submissions of Matters to a Vote of Security Holders        15

  Item 5.  Other Information                                           15

  Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                             16

3
                            SISTERSVILLE BANCORP, INC.
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   December 31,  March 31,
                                                       1999        1999
                                                   -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                  $   389,326  $    29,823
  Interest-bearing deposits with other institutions    305,463    1,843,976
                                                   -----------  -----------
       Total cash and cash equivalents                 694,789    1,873,799
                                                   -----------  -----------
Investment Securities:
  Securities held to maturity (fair value of
   $262,000 and $356,980)                              259,807      350,815
  Securities available for sale                      4,197,020    4,908,390
                                                   -----------  -----------
       Total investment securities                   4,456,827    5,259,205
                                                   -----------  -----------
Loans receivable, (net of allowance for loan losses
 of $173,500 and $172,250)                          25,239,589   24,319,941
Office properties and equipment, net                 1,018,072      487,735
Accrued interest receivable (net of reserve for
 uncollected interest of $565 and $-0-)                204,580      212,644
Other assets                                           154,562       34,224
                                                   -----------  -----------
       TOTAL ASSETS                                $31,768,419  $32,187,548
                                                   ===========  ===========
LIABILITIES
Deposits                                           $21,015,190  $20,847,502
Federal Home Loan Bank advance                       1,000,000    1,000,000
Deferred income taxes                                  230,746      358,818
Accrued interest payable and other liabilities         158,394      189,656
                                                   -----------  -----------
       TOTAL LIABILITIES                            22,404,330   22,395,976
                                                   -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                  -            -
Common Stock, $.10 par value;
  2,000,000 shares authorized, 661,428 issued;
  538,739 outstanding at December 31, 1999,
  and 567,093 outstanding at March 31, 1999             66,143       66,143
Additional paid - in capital                         6,183,065    6,178,859
Treasury Stock, at cost (122,689 shares at
 December 31, 1999, and 94,335 shares
 at March 31, 1999)                                 (1,649,297)  (1,326,770)
Retained Earnings - substantially restricted         4,920,067    4,890,911
Unearned Employee Stock Ownership Plan shares (ESOP)  (379,923)    (419,074)
Unearned Restricted Stock Plan shares (RSP)           (230,334)    (284,217)
Accumulated other comprehensive income                 454,368      685,720
                                                   -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                           9,364,089    9,791,572
                                                   -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $31,768,419  $32,187,548
                                                   ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

4
                         SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Three Months Ended December 31,
                                                     1999         1998
                                                 -----------  -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                      $   494,470  $   495,412
  Taxable interest on investments                     53,613       86,199
  Nontaxable interest on loans                         3,875        2,313
  Nontaxable interest on investments                  10,299          -
  Dividends on Federal Home Loan Bank Stock            4,010        3,698
  Dividends on Federal Home Loan
   Mortgage Corporation Stock                          2,867        2,297
                                                 -----------  -----------
        Total interest and dividend income           569,134      589,919
                                                 -----------  -----------
INTEREST EXPENSE
  Deposits                                           220,387      217,727
  Federal Home Loan Bank advances                     13,161       13,161
                                                 -----------  -----------
        Total interest expense                       233,548      230,888
                                                 -----------  -----------
NET INTEREST INCOME                                  335,586      359,031

PROVISION FOR LOAN LOSSES                                950        1,300
                                                 -----------  -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                           334,636      357,731

NONINTEREST INCOME
  Service charges                                      9,008        9,150
  Other income                                           579          646
                                                 -----------  -----------
        Total noninterest income                       9,587        9,796
                                                 -----------  -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                 137,898      123,183
  Occupancy                                           12,609       10,659
  Furniture and equipment expense                      9,429       10,880
  Deposit insurance premiums                           3,177        2,994
  Supervisory examination, audit and legal fees       16,970       14,333
  Advertising and public relations                     8,349        5,762
  Service bureau expense                              17,606       16,754
  Franchise, payroll and other taxes                  15,271       16,277
  Other expenses                                      17,995       18,812
                                                 -----------  -----------
        Total noninterest expense                    239,304      219,654
                                                 -----------  -----------
        Income before income taxes                   104,919      147,873

INCOME TAXES                                          38,541       51,212
                                                 -----------  -----------
NET INCOME                                       $    66,378  $    96,661
                                                 ===========  ===========
EARNINGS PER SHARE
  Basic                                          $       .14  $       .19
                                                 ===========  ===========
  Diluted                                        $       .13  $       .18
                                                 ===========  ===========
AVERAGE SHARES OUTSTANDING - BASIC                   484,856      533,187
                                                 ===========  ===========
AVERAGE SHARES OUTSTANDING - DILUTED                 497,035      549,998
                                                 ===========  ===========
See accompanying notes to the unaudited consolidated financial statements.

5
                            SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                             Three Months Ended December 31,
                                                    1999         1998
                                                 -----------  -----------
NET INCOME                                       $    66,378  $    96,661
                                                 -----------  -----------
Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses)
      arising during the period                      (96,151)     153,588
   Reclassification adjustment for (gains)
    losses included in net income                     14,806          -
                                                 -----------  -----------
Other comprehensive income (loss)                    (81,345)     153,588
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $   (14,967) $   250,249
                                                 ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

6
                         SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Nine Months Ended December 31,
                                                    1999         1998
                                                 -----------  -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                      $ 1,474,632  $ 1,501,861
  Taxable interest on investments                    185,825      254,720
  Nontaxable interest on loans                         7,700        6,529
  Nontaxable interest on investments                  30,850          -
  Dividends on Federal Home Loan Bank Stock           11,838       11,045
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                   8,600        5,460
                                                 -----------  -----------
       Total interest and dividend income          1,719,445    1,779,615
                                                 -----------  -----------
INTEREST EXPENSE
  Deposits                                           665,525      650,999
  Federal Home Loan Bank advance                      39,340       19,026
                                                 -----------  -----------
       Total interest expense                        704,865      670,025
                                                 -----------  -----------
NET INTEREST INCOME                                1,014,580    1,109,590

PROVISION FOR LOAN LOSSES                              3,095        2,350
                                                 -----------  -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                         1,011,485    1,107,240
                                                 -----------  -----------
NONINTEREST INCOME
  Service charges                                     25,385       26,383
  Gain on sale securities available for sale             -        167,536
  Other income                                         1,771        1,836
                                                 -----------  -----------
       Total noninterest income                       27,156      195,755
                                                 -----------  -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                 407,522      533,015
  Occupancy                                           35,652       29,523
  Furniture and equipment expense                     27,975       27,253
  Deposit insurance premiums                           9,308        9,486
  Supervisory examination, audit and legal fees       51,972       59,203
  Advertising and public relations                    23,029       16,993
  Service bureau expense                              53,402       46,692
  Franchise, payroll and other taxes                  44,669       50,389
  Loss on sale of securities available for sale       22,731          -
  Other expenses                                      56,659       51,985
                                                 -----------  -----------
       Total noninterest expense                     732,919      824,539
                                                 -----------  -----------
       Income before income taxes                    305,722      478,456

INCOME TAXES                                         102,883      172,520
                                                 -----------  -----------
       NET INCOME                                $   202,839  $   305,936
                                                 ===========  ===========
EARNINGS PER SHARE
  Basic                                          $       .41  $       .55
                                                 ===========  ===========
  Diluted                                        $       .40  $       .54
                                                 ===========  ===========
AVERAGE SHARES OUTSTANDING - BASIC                   491,838      559,067
                                                 ===========  ===========
AVERAGE SHARES OUTSTANDING - DILUTED                 505,175      570,660
                                                 ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

7
                        SISTERSVILLE BANCORP, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                               Nine Months Ended December 31,
                                                    1999         1998
                                                 -----------  -----------
NET INCOME                                       $   202,839  $   305,936
                                                 -----------  -----------
Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses)
      arising during the period                     (246,158)     212,809
   Reclassification adjustment for (gains)
    losses included in net income                     14,806     (109,853)
                                                 -----------  -----------
Other comprehensive income (loss)                   (231,352)     102,956
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $   (28,513) $   408,892
                                                 ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

8
                          SISTERSVILLE BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended December 31,
                                                      1999         1998
                                                   -----------  -----------
OPERATING ACTIVITIES
 Net income                                        $   202,839  $   305,936

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, amortization and accretion, net         39,044       35,443
  Loss (gain) on sale of available for
   sale securities                                      22,581     (167,536)
  Provision for loan losses                              3,095        2,350
  Deferred federal income taxes                             -        (6,754)
  ESOP and RRP amortization                             97,240      171,826
  Decrease (increase) in accrued interest
   receivable and other assets                        (118,229)      15,410
  Increase (decrease) in accrued interest
   payable and other liabilities                       (31,262)      30,908
                                                   -----------  -----------
     Net cash provided by operating activities         215,308      387,583
                                                   -----------  -----------
INVESTING ACTIVITIES
  Proceeds from maturity of available
   for sale securities                                 900,000    2,960,000
  Proceeds from sale of available for
   sale securities                                     382,892      171,053
  Purchase of available for sale securities         (1,060,000)  (2,039,262)
  Principal collected on mortgage-backed securities    197,829      140,757
  Net increase in loans                               (922,743)    (285,857)
  Purchases of office properties and equipment        (563,772)    (151,398)
                                                   -----------  -----------
     Net cash provided by (used in)
      investing activities                          (1,065,794)     795,293
                                                   -----------  -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                  167,686      (21,504)
  Federal Home Loan Bank advance                            -     1,000,000
  Dividends paid                                      (173,683)    (185,028)
  Purchase of RRP shares                                    -      (410,084)
  Purchase of Treasury Stock                          (322,527)    (409,623)
                                                   -----------  -----------
     Net cash used in financing activities            (328,524)     (26,239)
                                                   -----------  -----------
     Change in cash and cash equivalents            (1,179,010)   1,156,637

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,873,799    1,566,037
                                                   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   694,789  $ 2,722,674
                                                   ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest on deposits and borrowings             $   707,162  $   672,334
   Income taxes                                        249,040      160,360

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

NOTE 3 - RECENT ACCOUNTING STANDARDS

In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purpose is required. The Company currently holds securities classified as available-for-sale. Under the provisions of SFAS No. 130, unrealized gains and losses on securities classified as available-for-sale are a component of comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

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

                  MANAGEMENT's DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 1999 and March 31, 1999
-------------------------------------------------------------------------
Total assets decreased by approximately $420,000 to $31,768,000 at December
31, 1999, from $32,188,000 at March 31, 1999. Cash and cash equivalents decreased by $1,179,000 to $695,000 at December 31, 1999, from $1,874,000 at
March 31, 1999. The decrease represented the outflow of cash associated with the increase in net loans, purchase of office properties and equipment, payment of dividends, and the purchase of available-for-sale securities and Treasury Stock, offset by the maturity and sale of available-for-sale securities, principal collected on mortgage-backed securities, and increase in depositors' investment in funds. Investment securities decreased $802,000 from $5,259,000 at March 31, 1999, to $4,457,000 at December 31, 1999. The
decrease was the result of $900,000 in matured U.S. Agency securities, sale of $400,000 in U.S. Agency securities, $198,000 in principal collected on mortgage-backed securities, and the decrease in the market value of available-for-sale securities in the amount of $359,000, offset by the purchase of U.S. Agency securities in the amount of $1,050,000. Net loans receivable increased $920,000 from $24,320,000 at March 31, 1999, to $25,240,000 at December 31, 1999. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products. Office property and equipment increased by $530,000 from $488,000 at March 31, 1999, to $1,018,000 at
December 31, 1999, which was direct result of the purchase of land and initial construction costs of a new branch office in Parkersburg, West Virginia.

Total liabilities increased $8,000 from $22,396,000 at March 31, 1999, to $22,404,000 at December 31, 1999. The increase was a result of the increase in deposits by $167,000 from $20,848,000 at March 31, 1999, to $21,015,000 at
December 31, 1999. This increase primarily represents funds invested by depositors because of the stability of the Bank's deposit account interest rates. The increase was offset by a decrease in deferred income taxes and accrued interest payable and other liabilities. Deferred income taxes decreased in the amount of $128,000 from $359,000 at March 31, 1999, to $231,000 at December 31, 1999, which was a result of the tax effect on the decrease in the market value of available-for-sale securities during the period. Interest payable and other liabilities decreased in the amount of $32,000 from $190,000 at March 31, 1999, to $158,000 at December 31, 1999.

Stockholders' equity decreased $428,000 to $9,364,000 at December 31, 1999, compared to $9,792,000 at March 31, 1999. The decrease was attributable to the payment of dividends in the amount of $174,000, purchase of treasury shares in the amount of $323,000, a $231,000 decrease in the market value of available-for-sale securities, net of deferred taxes, offset by net income of $203,000 and amortization of shares in the ESOP and RRP in the amount of $97,000 for the nine month period.

Comparison of the Results of Operations for the Three Months Ended
------------------------------------------------------------------
December 31, 1999 and 1998
--------------------------
Net income decreased by $31,000, or 31.3%, from net income of $97,000 for the three months ended December 31, 1998, to net income of $66,000 for the three month period ended December 31, 1999.

Interest and dividend income decreased $21,000, or 3.5%, to $569,000 for the three months ended December 31, 1999, compared to $590,000 for the three months ended December 31, 1998. The decrease in interest and dividend income was a result of a decrease in interest on investments of $22,000, or 25.9%, while interest income on loans remained constant. Interest income on investments decreased as a result of the decrease in the average balance of investments by $3,400,000 for the three months ended December 31, 1999.

Interest expense increased by $3,000 for the three months ended December 31,1999, to $234,000 from $231,000 for the same period in 1998. The increase is attributed to an increase in the average balance of interest bearing deposits of $695,000, or 2.3%.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses decreased by $350, to $950, for the three months ended December 31, 1999, compared to $1,300 for the same period in 1998.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions indicate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Noninterest income remained constant for the three months ended December 31, 1999, as compared to the same period in 1998.

Noninterest expense increased by $20,000 from $220,000 for the three months ended December 31, 1998, to $240,000 for the three months ended December 31, 1999. Compensation and employee benefits increased by $15,000, or 12.0%, from $123,000 for the three months ended December 31, 1998, to $138,000 for the three months ended December 31, 1999. The increase is due to compensation costs associated with the addition of one employee.

Income tax expense decreased by $13,000 from $51,000 for the three months ended December 31, 1998, to $38,000 for the three months ended December 31, 1999, attributable to a decrease in pre-tax income.

Comparison of the Results of Operations for the Nine Months Ended December 31,
------------------------------------------------------------------------------
1999 and 1998
-------------
Net income decreased $103,000, or 34%, from net income of $306,000 for the nine months ended December 31, 1998, to net income of $203,000 for the nine months ended December 31, 1999.

Interest and dividend income decreased $60,000, or 3.4%, to $1,719,000 for the nine months ended December 31, 1999, compared to $1,779,000 for the nine months ended December 31, 1998. The decrease in interest and dividend income was due a decrease in interest on loans of $26,000, or 1.7%, and by a decrease in interest on investments of $38,000, or 14.9%. The decrease in interest on loans was due to a decline in the average yield on loans from 8.38% for the nine months ended December 31, 1998, to 7.94%, for the same period in 1999. Interest on investments decreased for the nine months ended December 31, 1999, as compared to December 31, 1998, as a result of a decrease in the average balance of investments of $2,400,000 from $7,100,000 for the 1998 period to $4,700,000 for the 1999 period.

Interest expense increased $35,000, or 5.2%, for the nine months ended December 31, 1999, to $705,000 as compared to $670,000 for the same period in 1998. The increase was a result of an increase in the average balance of interest bearing deposits of $633,000 for the nine months ended December 31, 1999, over the same period in 1998. Interest on advances from the Federal Home Loan Bank increased $20,000 for the nine months ended December 31, 1999, as compared to the same period in 1998. The increase was the direct result of the $1.0 million advance being outstanding for the entire 1999 period, but was outstanding only during a portion of the nine month period ending December 31, 1998.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The provision for loan losses increased by $745, to $3,095, for the nine months ended December 31, 1999, compared to $2,350 for the same period in 1998.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions indicate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Noninterest income decreased by $169,000 from $196,000 for the nine months ended December 31, 1998, to $27,000 for the nine months ended December 31, 1999. The decrease is primarily attributable to a gain on the sale of available-for-sale securities in the 1998 period of $168,000 which was not present in the 1999 period.

Noninterest expense decreased by $92,000 from $825,000 for the nine months ended December 31, 1998, to $733,000 for the nine months ended December 31, 1999. Compensation and employee benefits decreased by $125,000 from $533,000 for the nine months ended December 31, 1998, to $408,000, for the nine months ended December 31, 1999, attributable to compensation costs of $166,000 associated with the Restricted Stock Plan and a one time director retirement plan implemented in the 1998 period. The decrease in compensation and employee benefits was offset by a $23,000 loss on the sale of available-for-sale securities during the 1999 period which did not occur during the nine months ended December 31, 1998.

Income tax expense decreased by $70,000 from $173,000 for the nine months ended December 31, 1998, to $103,000 for the nine months ended December 31, 1999. The decrease is due a decrease in pre-tax income.

Year 2000
---------
Rapid and accurate data processing is essential to the Bank's operations.
Many computer programs could only distinguish the final two digits of the year entered (a common programming practice in earlier years) and were expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Bank evaluated both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door locks). Based upon such evaluations, management determined that the Bank had Year 2000 risk in three areas: (1) Bank's own computers (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK's OWN COMPUTERS. The Bank upgraded its computer system to address the Year 2000 risk. The upgrade costs did not have a material impact on the Company's consolidated financial position or results of operations.

COMPUTERS OF OTHERS USED BY THE BANK's BORROWERS. The Bank evaluated most of its borrowers and determined that the Year 2000 problem did not, on an aggregate basis, impact their ability to make payments to the Bank. The Bank determined that most of its residential borrowers were not dependent on their home computers for income and that none of their commercial borrowers were so large that a Year 2000 problem rendered them unable to collect revenue or rent and, in turn, be unable to continue to make loan payments to the Bank. The Bank did not incur material costs to address this risk area and determined they were Year 2000 compliant in this area.

COMPUTERS OF OTHERS WHO PROVIDE THE BANK WITH DATA PROCESSING. The computers of the third party data processing providers proved to be compliant with the Year 2000. There was no significant impact on the Bank's financial condition and results of operation relating to the third party service bureau which
provides most of the Bank's data processing.   Other data processing
providers, used by the Bank to a much lesser extent, were Year 2000 compliant.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $20.9 million. As of December 31, 1999, the Bank had $1 million in outstanding advances from the FHLB.

As of December 31, 1999, the Bank had $521,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 1999, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At December 31, 1999, the Bank's capital ratios were as follows:

                                                          Bank
                                            Requirement  Actual
                                            -----------  -------
         Tangible capital                       1.50%    26.38%
         Core capital                           4.00%    26.38%
         Risk-based capital                     8.00%    52.22%

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

                                                December 31,   March  31,
                                                    1999          1999
                                                  --------       -------
                                                   (dollars in thousands)

Loans on nonaccrual basis                         $    44        $      2
Loans past due 90 days or more                         -               -
Renegotiated loans                                     -               -
                                                  -------        --------
Total nonperforming loans                              44               2

Other real estate                                      -               -
Repossessed assets                                     -               -
                                                  -------        --------
Total nonperforming assets                        $    44        $      2
                                                  =======        ========
Nonperforming loans as a percent of total loans     0.17%           0.01%
                                                  =======        ========
Nonperforming assets as a percent of total assets   0.14%           0.01%
                                                  =======        ========
Allowance for loan losses to nonperforming loans  394.32%        8612.50%
                                                  =======        ========

Management monitors impaired loans on a continual basis. As of December 31, 1999, the Company had no impaired loans.

During the nine months ended December 31, 1999, loans increased $923,000 and nonperforming loans increased $42,000 while the allowance for loan losses increased $1,250 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                                     SISTERSVILLE BANCORP, INC.

Date: February 10, 2000       By: /s/ Stanley M. Kiser
                                  -------------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)

Date: February 10, 2000       By: /s/ Stanley M. Kiser
                                  -------------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)