Form 10KSB40
period 2000-03-31
SISTERSVILLE BANCORP INC
filed 2000-06-15
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   March 31, 2000
                                 --------------

[  ] Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from        to       .
                                                              ------    ------
Commission File No. 0-22535

                           SISTERSVILLE BANCORP, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                               31-1516424
------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation        I.R.S. Employer or
Identification No.                                   Organization)

726 Wells Street, Sistersville, West Virginia             26175
--------------------------------------------------   -------------------
(Address of Principal Executive Offices                 (Zip Code)

Issuer's Telephone Number, Including Area Code:        (304) 652-3671
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,284,159.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $11.00 per share sale price of the registrant's Common Stock on April 30, 2000, was $4,562,173.

         As of June 2, 2000, there were 538,739 outstanding shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 2000 (the "Annual Report"). (Part II)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 2000. (Part III)

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

         The Bank is a federally-chartered stock savings bank headquartered in Sistersville, West Virginia. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The

Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System. Unless otherwise stated, the term "Bank" refers to both the Bank's and Company's activities on a consolidated basis.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         The Bank is one of many financial institutions serving its market area which consists of Tyler, Pleasants, Wetzel and Wood Counties in West Virginia. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage companies.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                 At March 31,
                                             ---------------------------------------------------
                                                        2000                      1999
                                             --------------------------  -----------------------
                                                 $               %           $              %
                                             --------         ---------  --------      ---------
                                                             (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  Construction.............................  $   500           1.92%      $   119         0.48%
  1-4 family...............................   24,540          94.44        23,682        95.16
  Multi-family.............................       --           0.00            --         0.00
  Commercial...............................       --           0.00            --         0.00
Consumer loans:
  Automobiles..............................      569           2.19           699         2.81
  Savings accounts.........................       91           0.35           100         0.40
  Other....................................       10           0.04            18         0.07
Commercial.................................      276           1.06           269         1.08
                                              ------         ------        ------      -------
Total loans................................   25,986         100.00%       24,887       100.00%
                                                             ======                    =======
Less:
Loans in process...........................     (381)                        (343)
Deferred loan origination fees and costs...      (41)                         (52)
Allowance for possible loan losses.........     (175)                        (172)
                                              ------                       ------
  Total loans, net.........................  $25,389                      $24,320
                                              ======                       ======

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at March 31, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $3.2 million and $5.0 million for the years ended March 31, 2000 and 1999, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                   1-4 Family
                                   Real Estate
                                    Mortgage        Construction    Consumer      Commercial           Total
                                    --------        ------------    --------      ----------        ----------
                                                                  (In Thousands)
Non-performing                       $   --          $    --        $   --         $   --           $   --
Amounts Due:
Within 3 months...................       --               --             45            188              233
3 months to 1 Year................       33               --             39             --               72

After 1 year:
  1 to 3 years....................      126               --            223             --              349
  3 to 5 years....................      190               --            347             --              537
  5 to 10 years...................    3,607               --             16             --            3,623
  10 to 20 years..................   14,074               --             --             88           14,162
  Over 20 years...................    6,510              500             --             --            7,010
                                     ------          -------        -------         ------           ------
Total amount due..................  $24,540         $    500       $    670        $   276          $25,986
                                     ------          -------        -------         ------           ------

Less:
Allowance for loan loss...........      140               --             35             --              175
Loans in process..................      348               33             --             --              381
Deferred loan fees................       41               --             --             --               41
                                     ------          -------         ------         ------           ------
Loans receivable, net.............  $24,011         $    467        $   635        $   276          $25,389
                                     ======          =======         ======         ======           ======

         The following table sets forth the dollar amount of all loans due after March 31, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                         Floating or
                       Fixed Rates     Adjustable Rates         Total
                       -----------     ----------------       ---------
                                         (In Thousands)
1-4 family............   $24,507          $         --         $24,507
Commercial............        88                    --              88
Construction..........       500                    --             500
Consumer..............       586                    --             586
                          ------           -----------          ------
  Total...............   $25,681          $         --         $25,681
                          ======           ===========          ======

                  The  following  table  shows  the  total  loan   originations,
repayments, and sales activity by the Bank for the periods indicated:


                                          Years Ended March 31,
                                      ------------------------------
                                          2000              1999
                                      ----------          ----------
Total gross loans receivable
   at beginning of period.............  $24,887           $24,351
                                         ------            ------

Loans originated:
  1-4 family residential..............    2,844             4,329
  Construction loans..................    1,173               745
  Consumer loans......................      289               311
  Commercial business loans...........       20               185
                                        -------            ------
Total loans originated................    4,326             5,570
Loan principal repayments.............   (3,225)           (5,034)
Charge-offs...........................       (2)                -
                                         ------            ------
Net loan activity.....................    1,099               536
                                         ------            ------
Total gross loans receivable
   at end of period...................  $25,986           $24,887
                                        =======           =======

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

         Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, automobile, and savings account or passbook loans. Consumer loans secured by deposit accounts are made at an interest rate that is 2% above the rate paid on the securing deposit account. Consumer and other loans totalled $670,000, or 2.61% of the Bank's total loans, of which loans secured by automobiles totalled $569,000 or 2.2% of the Bank's total loans at March 31, 2000. The Bank originates automobile loans with terms of up to six years for both new and used automobiles. Most of these automobile loans are originated directly by the Bank.

         Commercial Loans. The Bank had two commercial loan participations as of March 31, 2000, totaling $276,000. These loans were made to a local fire department and a local municipality for a commercial line of credit.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The Bank will permit owner-built construction loans. The aggregate outstanding balance of such loans on March 31, 2000, was $500,000, representing 1.9% of the Bank's total loan portfolio. All of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

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

         Loan Commitments. At March 31, 2000, the Bank had $397,000 in outstanding commitments to originate loans and $381,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire.

         Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2000, the Bank's lending limit for loans to one borrower was approximately $1.2 million.

         At March 31, 2000, the largest loan of the Bank was a $257,000 loan that was secured by the borrower's residence.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. At March 31, 2000, there were no nonaccrual loans or loans past due greater than 90 days.

Non-performing Assets

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                             March 31,
                                                          ----------------
                                                           2000     1999
                                                          ------   ------
                                                       (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family................................    $   --   $   --
  Multi-family.......................................        --       --
  Commercial.........................................        --       --
  Construction.......................................        --       --
Consumer.............................................        --        2
Commercial...........................................        --       --
                                                           ----     ----
Total non-accrual loans..............................        --        2
                                                           ----     ----
Accruing loans greater than 90 days past due:
Mortgage loans:
  One- to four-family................................        --       --
  Multi-family.......................................        --       --
  Commercial.........................................        --       --
  Construction.......................................        --       --
Consumer.............................................        --       --
Commercial...........................................        --       --
                                                           ----     ----
Total accruing loans greater than 90 days past due...        --       --
                                                           ----     ----
Total non-performing loans...........................        --        2
Real estate acquired in settlement of loans..........        --       --
                                                           ----     ----
Other non-performing assets..........................        --        2
                                                           ====     ====
Total non-performing loans to total loans............        --%    0.01%
                                                           ====     ====
Total non-performing loans to total assets...........        --%    0.01%
                                                           ====     ====
Total non-performing assets to total assets..........        --%    0.01%
                                                           ====     ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $-0- for the year ended March 31, 2000, and $-0- was collected and included in the Bank's interest income from non-accrual loans for the year ended March 31, 2000.

Classified Assets

         OTS Regulations provided for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadvertently protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because a weakness that does not currently warrant classification in one of the aforementioned categories.

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

         On the basis of management's review of its assets, at March 31, 2000, the Bank had not classified any of its assets as substandard, doubtful, loss or special mention.

Analysis of Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          At March 31,
                                                     ------------------------
                                                       2000            1999
                                                     -------         --------


Total gross loans outstanding....................... $25,986         $24,887
                                                      ======          ======
Average gross loans outstanding..................... $25,580         $24,810
                                                      ======          ======

Allowance balances (at beginning of period).........   $ 172           $ 169
Provision (credit):
  Residential.......................................       2               2
  Commercial real estate............................      --              --
  Consumer..........................................       2               1
Charge-offs
  Residential.......................................      --              --
  Consumer..........................................       1              --
  Commercial........................................      --              --
Recoveries:
  Residential.......................................      --              --
  Commercial real estate............................      --              --
  Consumer..........................................      --              --
                                                        ----            ----
Allowance balance (at end of period)                     175             172
                                                         ===             ===
Allowance for loan losses as
  a percentage of total loans outstanding...........    0.67%           0.69%
Net loans charged off as a percentage
  of average loans outstanding......................    0.00%           0.00%

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

                                              At March 31,
                       --------------------------------------------------------
                                  2000                       1999
                       ---------------------------- ---------------------------
                                      Percent of                   Percent of
                                     Loans in Each               Loans in Each
                                       Category                     Category
                       Amount       to Total Loans  Amount       to Total Loans
                       ------       --------------  ------       --------------
                                          (Dollars in Thousands)
Mortgages:
  One- to four-family   $140            94.44%       $138           95.16%
  Construction            --             1.92          --            0.48
Consumer                  35             2.58          34            3.28
Commercial                --             1.06          --            1.08
                         ---          -------         ---         -------
     Total              $175           100.00%       $172          100.00%
                         ===          =======         ===         =======


Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115.

         The Bank's securities available for sale and investment securities held to maturity portfolios at March 31, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies. As of March 31, 2000, the Bank's investment portfolio was comprised of FHLB stock, FHLMC stock, municipal securities, U.S. federal agency securities and mortgage-backed securities with market value of $4.4 million.

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

         The Bank's mortgage-backed securities were classified as held to maturity and available for sale at March 31, 2000, and were issued by the Government National Mortgage Bank ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         At March 31, 2000, the Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $238,000 and in its available for sale portfolio with an amortized cost of $321,000. The average yield on mortgage-backed securities at March 31, 2000, was 6.99%.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments.

                                                            At March 31,
                                                        -------------------
                                                          2000        1999
                                                        --------    -------
                                                       (Dollars in Thousands)

Investment Securities:
  U.S.Agency Obligations ........................       $1,911       $2,237
  Municipal Securities ..........................          810          886
  FHLMC Stock ...................................          837        1,101
                                                        ------       ------
   Total Investment Securities ..................        3,558        4,224

Interest-bearing Deposits .......................          248        1,844
FHLB Stock ......................................          236          226
Mortgage-backed Securities ......................          238          351
Mortgage-backed Securities Held For Sale ........          321          458
                                                        ------       ------
   Total Investments ............................       $4,601       $7,103
                                                        ======       ======

         The following table sets forth information regarding the carrying values, and weighted average yields and maturities of the Bank's investment securities portfolio at March 31, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 As of March 31, 2000
                                   ------------------------------------------------------------------------------------------------
                                                       One to           Five to         More than
                                   One Year or Less    Five Years       Ten Years       Ten Years       Total Investment Securities
                                   ---------------- ---------------- ---------------- ----------------- ---------------------------
                                   Carrying Average Carrying Average Carrying Average Carrying  Average Carrying Average Market
                                     Value   Yield    Value   Yield    Value   Yield   Value     Yield   Value    Yield  Value
                                     -----   -----    -----   -----    -----   -----   -----     -----   -----    -----  -----
                                                                  (Dollars in Thousands)
Investment Securities:
U.S.agency securities
  available for sale(1)...........  $   --     --%    $861    6.21%    $573     6.66%  $  476    7.77%  $1,910   6.73%   $1,910
Municipal securities(1)(4)........      --     --       --      --       --       --      811    7.19      811   7.19       811
FHLMC Stock(1)....................     838   1.38       --      --       --       --       --      --      838   1.38       838
Interest-bearing deposits in
  other financial institutions(2).     248   6.20       --      --       --       --       --      --      248   6.20       248
FHLB Stock(2).....................     236   6.69       --      --       --       --       --      --      236   6.69       236
                                     -----   ----      ---    ----      ---     ----     ----    ----     ----   ----     -----
                                    $1,322   3.24%    $861    6.21%    $573     6.66%  $1,287    7.40%  $4,043   5.68%   $4,043
Mortgage-backed securities(3).....       4   9.05       52    8.30       10     8.54      492    6.80      558   6.99       561
                                     -----   ----      ---    ----      ---     ----     ----    ----    -----   ----     -----
  Total...........................  $1,326   3.54%    $913    6.33%    $583     7.98%  $1,779    7.23%  $4,601   5.84%   $4,604
                                    ======   ====     ====    ====     ====     ====   ======    ====   ======   ====    ======


--------------------
(1)  Recorded at market value.
(2)  Recorded at cost.
(3) Recorded at cost, except for $321,000 in available for sale securities with a maturity of more than ten years which are recorded at market value.
(4)  Average yield is calculated on the tax equivalent yield.

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

Borrowings

         The Bank has obtained an advance from the FHLB of Pittsburgh to supplement its supply of lendable funds. The advance from the FHLB of Pittsburgh is secured by a pledge of the Bank's various assets in the amount of $20.7 million. The borrowing is a variable interest obligation. The advance matures on September 22, 2000, while interest payments are payable monthly on the outstanding principal balance. At March 31, 2000, the Bank had $900,000 in borrowings outstanding from the FHLB of Pittsburgh.

Personnel

         At March 31, 2000, the Bank had 11 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company retains its authority to engage in nonfinancial activities.

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

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. As a member of the SAIF, the Bank pays an insurance premium on its deposits to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At March 31, 2000, the Bank was in compliance with these regulatory capital requirements.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2000, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 726 Wells Street, Sistersville, West Virginia. The Bank owns this office facility. The Bank owns land at 2904 Pike Street, Parkersburg, West Virginia, on which a branch office has been constructed. The opening of the new branch office occurred in May 2000.

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile" and "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors Executive Officers,  Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on July 21, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners" and to the first table in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 2000, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Balance Sheet at March 31, 2000 and 1999.

         Consolidated Statements of Income for the Years Ended March 31, 2000 and 1999.

         Consolidated  Statements  of  Comprehensive  Income for the Years Ended
           March 31, 2000 and 1999.

         Consolidated  Statements  of  Stockholders'  Equity for the Years Ended
           March 31, 2000 and 1999.

         Consolidated  Statements  of Cash Flows for the Years  Ended  March 31,
           2000 and 1999.

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

                  10.1     Employment Agreement with Stanley M. Kiser*

                  10.2     1998 Stock Option Plan of Sistersville Bancorp, Inc.**

                  10.3     First Federal Savings Bank Restricted Stock Plan and Trust Agreement**

                  11       Statement regarding computation of earnings per share

                  13       Annual Report to Stockholders for the Fiscal Year Ended March 31, 2000

                  21       Subsidiaries of the Registrant

                  23       Consent of S.R. Snodgrass, A.C.

                  27       Financial Data Schedule***

                  (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
** Incorporated by reference to the exhibits to the proxy statement for the 1998 Annual Meeting of Stockholders held on July 16, 1998 and filed with the SEC on June 2, 1998 (File No. 0-22535).
***  Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 14, 2000.

                                      SISTERSVILLE BANCORP, INC.



                                      By: /s/ Stanley M. Kiser
                                          --------------------------------------
                                          Stanley M. Kiser
                                          President, Chief Executive
                                          Officer, and Director (Duly
                                          Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 14, 2000.




/s/Stanley  M. Kiser                        /s/Lester C. Doak
------------------------------------        ------------------------------------
Stanley M. Kiser                            Lester C. Doak
President, Chief Executive Officer,         Chairman of the Board
and Director (Principal Executive
Officer)



/s/ Ellen E. Thistle                        /s/Michael A. Melrose
------------------------------------        ------------------------------------
Ellen E. Thistle                            Michael A. Melrose
Director                                    Director



/s/David W. Miller                          /s/Charles P. LaRue
------------------------------------        ------------------------------------
David W. Miller                             Charles P. LaRue
Director                                    Director