Form 10QSB
period 2000-06-30
SISTERSVILLE BANCORP INC
filed 2000-08-11
CIK 1035372

1
=============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court.  Yes X   No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class:  Common Stock, par value $.10 per share
                Outstanding at August 2, 2000: 538,739 shares

2
                       SISTERSVILLE BANCORP, INC.

                                   INDEX

                                                                       Page
                                                                      Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
            June 30, 2000 and March 31, 2000                             3

           Consolidated Statement of Income (Unaudited)
            for the Three Months ended June 30, 2000 and 1999            4

           Consolidated Statement of Comprehensive Income (Unaudited)
            for the Three Months ended June 30, 2000 and 1999            5

           Consolidated Statement of Cash Flows (Unaudited)
            for the Three Months ended June 30, 2000 and 1999            6

           Notes to Unaudited Consolidated Financial Statements          7

  Item 2.  Management's Discussion and Analysis                        8 - 10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            11

  Item 2.  Changes in Securities                                        11

  Item 3.  Default Upon Senior Securities                               11

  Item 4.  Submissions of Matters to a Vote of Security Holders         11

  Item 5.  Other Information                                            11

  Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                              12

3
                       SISTERSVILLE BANCORP, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     June 30,    March 31,
                                                       2000        2000
                                                   -----------  -----------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                  $   334,733  $   141,439
  Interest-bearing deposits with other institutions     90,994      247,632
                                                   -----------  -----------
      Total cash and cash equivalents                  425,727      389,071
                                                   -----------  -----------
Investment Securities:
  Securities held to maturity (fair value of
   $220,057 and $239,716)                              219,221      237,873
  Securities available for sale                      4,047,081    4,115,617
                                                   -----------  -----------
      Total investment securities                    4,266,302    4,353,490
                                                   -----------  -----------
Loans receivable, (net of allowance for loan
 losses of $175,100 and $174,550)                   26,010,265   25,389,113
Office properties and equipment, net                 1,677,397    1,368,620
Accrued interest receivable (net of reserve for
 uncollected interest of $-0-and $-0-)                 196,565      215,451
Other assets                                            36,899       46,670
                                                   -----------  -----------
      TOTAL ASSETS                                 $32,613,155  $31,762,415
                                                   ===========  ===========
LIABILITIES
Deposits                                           $20,917,793  $21,053,607
Federal Home Loan Bank advance                       1,950,000      900,000
Deferred income taxes                                  179,950      199,796
Accrued interest payable and other liabilities         183,484      185,425
                                                   -----------  -----------
      TOTAL LIABILITIES                             23,231,227   22,338,828
                                                   -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
 500,000 shares authorized, none issued                     -            -
Common Stock, $.10 par value;
 2,000,000 shares authorized, 661,428 issued;
 538,739 outstanding at June 30, 2000,
 and March 31, 2000                                     66,143       66,143
Additional paid - in capital                         6,183,560    6,182,238
Treasury Stock, at cost (122,689 shares at
 June 30, 2000, and at March 31, 2000)              (1,649,297)  (1,649,297)
Retained Earnings - substantially restricted         4,944,049    4,983,212
Unearned Employee Stock Ownership Plan shares (ESOP)  (353,466)    (366,694)
Unearned Restricted Stock Plan shares (RSP)           (194,397)    (212,365)
Accumulated other comprehensive income                 385,336      420,350
                                                   -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY                     9,381,928    9,423,587
                                                   -----------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $32,613,155  $31,762,415
                                                   ===========  ===========

  See accompanying notes to the unaudited consolidated financial statements.

4
                        SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       2000        1999
                                                   -----------  -----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                        $   502,779  $   482,911
  Taxable interest on investments                       44,071       69,204
  Nontaxable interest on loans                           3,767        3,757
  Nontaxable interest on investments                    10,293       10,279
  Dividends on Federal Home Loan Bank Stock              4,284        3,818
  Dividends on Federal Home Loan Mortgage
   Corporation Stock                                     5,533        2,867
                                                   -----------  -----------
      Total interest and dividend income               570,727      572,836
                                                   -----------  -----------
INTEREST EXPENSE
  Deposits                                             215,900      221,473
  Federal Home Loan Bank advance                        21,876       13,018
                                                   -----------  -----------
      Total interest expense                           237,776      234,491
                                                   -----------  -----------

NET INTEREST INCOME                                    332,951      338,345

PROVISION FOR LOAN LOSSES                                  550        1,095
                                                   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    332,401      337,250
                                                   -----------  -----------
NONINTEREST INCOME
  Service charges                                       10,781        8,621
  Other income                                           1,181          606
                                                   -----------  -----------
      Total noninterest income                          11,962        9,227
                                                   -----------  -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   154,710      128,256
  Occupancy                                             12,902       11,375
  Furniture and equipment expense                       11,714        8,662
  Deposit insurance premiums                             1,093        3,100
  Supervisory examination, audit, and legal fees        14,470       18,095
  Advertising and public relations                       9,566        7,226
  Service bureau expense                                20,687       17,610
  Franchise, payroll and other taxes                    17,617       14,162
  Other expenses                                        24,416       15,887
                                                   -----------  -----------
      Total noninterest expense                        267,175      224,373
                                                   -----------  -----------
INCOME BEFORE INCOME TAXES                              77,188      122,104

INCOME TAXES                                            22,064       37,917
                                                   -----------  -----------
      NET INCOME                                   $    55,124  $    84,187
                                                   ===========  ===========
EARNINGS PER SHARE
  Basic                                                  $ .11        $ .17
                                                         =====        =====
  Diluted                                                $ .11        $ .16
                                                         =====        =====
AVERAGE SHARES OUTSTANDING - BASIC                     489,817      508,283
                                                       =======      =======
AVERAGE SHARES OUTSTANDING - DILUTED                   499,680      522,778
                                                       =======      =======

  See accompanying notes to the unaudited consolidated financial statements.

5
                         SISTERSVILLE BANCORP, INC.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       2000        1999
                                                   -----------  -----------

NET INCOME                                         $    55,124  $    84,187
                                                   -----------  -----------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising
     during the period                                 (35,014)     (72,382)
  Reclassification adjustment for gains
   included in net income                                   -            -
                                                   -----------  -----------
Other comprehensive income (loss)                      (35,014)     (72,382)
                                                   -----------  -----------
COMPREHENSIVE INCOME                               $    20,110  $    11,805
                                                   ===========  ===========

  See accompanying notes to the unaudited consolidated financial statements.

6
                        SISTERSVILLE BANCORP,  INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended June 30,
                                                       2000        1999
                                                   -----------  -----------
OPERATING ACTIVITIES
  Net income                                       $    55,124  $    84,187
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization and accretion, net       11,643       13,833
    Provision for loan losses                              550        1,095
    ESOP and RSP amortization                           32,518       32,512
    Decrease (increase) in accrued interest
     receivable and other assets                        28,657      (44,542)
    Increase (decrease) in accrued interest
     payable and other liabilities                      (1,942)      (9,496)
                                                   -----------  -----------
     Net cash provided by operating activities         126,550       77,589
                                                   -----------  -----------
INVESTING ACTIVITIES
  Purchase of available for sale securities            (11,200)    (660,000)
  Proceeds from maturity of available-for-sale
   securities                                               -       500,000
  Principal collected on mortgage-backed securities     42,933      100,079
  Net increase in loans                               (621,702)    (240,980)
  Purchases of office properties and equipment        (319,825)    (471,630)
                                                   -----------  -----------
     Net cash used for investing activities           (909,794)    (772,531)
                                                   -----------  -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                 (135,814)     531,205
  Federal Home Loan Bank advance                     1,050,000           -
  Dividends paid                                       (94,286)     (88,941)
                                                   -----------  -----------
     Net cash provided by financing activities         819,900      442,264
                                                   -----------  -----------
     Change in cash and cash equivalents                36,656     (252,678)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       389,071    1,873,799
                                                   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   425,727  $ 1,621,121
                                                   ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings            $   238,493  $   234,373
    Income taxes                                        34,800      124,520

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2001.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2000, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).

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

8
                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 2000 and March 31, 2000
---------------------------------------------------------------------
Total assets increased by $851,000 to $32,613,000 at June 30, 2000, from $31,762,000 at March 31, 2000. Cash and cash equivalents increased by $37,000 to $426,000 at June 30, 2000, from $389,000 at March 31, 2000. The increase represented the inflow of cash from Federal Home Loan Bank advances offset by the outflow of cash from the increase in loan production, purchases of office properties and equipment, net decrease in depositors' investment of funds, and dividends paid. Investment securities decreased $87,000 from $4,353,000 at March 31, 2000, to $4,266,000 at June 30, 2000. The decrease was a result of principal collected on mortgage-backed-securities of $43,000, a decrease in the market value of available-for-sale securities of $55,000, offset by the
increase of $11,000 in additional Federal Home Loan Bank stock.   Net loans
receivable increased $621,000 to $26,010,000 at June 30, 2000, from $25,389,000 at March 31, 2000. The increase in loans was attributable to an increase in the one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products. Office property and equipment increased $308,000 to $1,677,000 at June 30, 2000, from $1,369,000 at March 31, 2000, which was a direct result of the construction costs of a new branch office in Parkersburg, West Virginia, which began operation in May 2000.

Total liabilities increased $892,000 to $23,231,000 at June 30, 2000, from $22,339,000 at March 31, 2000. The increase was a result of an increase in the Federal Home Loan Bank advance of $1,050,000 to $1,950,000 at June 30, 2000, from $900,000 at March 31, 2000. The increase in the advance was the result of the increase in loan production and the costs associated with construction of the new branch. This increase was offset by a decrease in deposits of $136,000, from $21,054,000 at March 31, 2000 to $20,918,000 at
June 30, 2000.

Stockholders' equity decreased by $42,000, from $9,424,000 at March 31, 2000, to $9,382,000 at June 30, 2000. The decrease was attributable to the payment of dividends of $94,000 and a $35,000 decrease in the market value of available-for-sale securities, partially offset by net income of $55,000 and amortization of the ESOP and RSP of $33,000.

Comparison of the Results of Operations for the Three Months ended June 30,
---------------------------------------------------------------------------
2000 and 1999
-------------
Net Income decreased by $29,000, or 34.5%, from net income of $84,000 for the three months ended June 30, 1999, to net income for the three months ended June 30, 2000, of $55,000.

Interest and dividend income decreased $2,000, from $573,000 at June 30, 1999, to $571,000 at June 30, 2000. The decrease is attributed to the decrease in interest on investments of $25,000, or 31.5%, while interest on loans increased by $20,000, or 4.2%, and dividends on Federal Home Loan Mortgage Stock increased by $3,000. The decrease in interest on investments was due to the decrease in average investments of $2,812,000, from $7,138,000 for the three month period ended June 30, 1999, to $4,326,000 for the three month period ended June 30, 2000. The increase in interest on loans is attributed to the average balance on loans increasing by $1,130,000 to $25,615,000 for the three month period ended June 30, 2000, from $24,485,000 for the same period in 1999.

Interest expense increased by $3,000, or 1.4%, for the three months ended June 30, 2000, to $238,000, from $235,000 at June 30, 1999. The increase is due to an increase in the short term borrowing at the Federal Home Loan Bank during the three months ended June 30, 2000, which resulted in increased interest expense of $9,000, over the same period in 1999. This increase in interest expense on the Federal Home Loan Bank advance was offset by a decrease in interest expense on deposits. Interest expense on deposits decreased $6,000, or 2.5%, for the three months ended June 30, 2000, to $216,000, from $222,000 for the same period in 1999. The decrease was the direct result of a decrease in the average balance of deposits of $260,000, from $21,187,000 for the three month period ended June 30, 1999, to $20,927,000 for the same period in 2000.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $545, to $550, for the three months ended June 30, 2000, compared to $1,095 for the same period in 1999.

9
The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss it its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision ("OTS"), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Noninterest income increased by $3,000, or 29.6%, to $12,000 for the three month period ending June 30, 2000, from $9,000 for the same period in 1999. The increase is attributed to the increase in service fees of approximately $2,000, from $9,000 for the three months ended June 30, 1999, to $11,000 for the same period ended June 30, 2000.

Noninterest expense increased by $43,000, or 19.1%, to $267,000 for the three months ended June 30, 2000, from $224,000 for the same period in 1999. Compensation and employee benefits increased by $26,000, or 20.6%, to $155,000 for the three months ended June 30, 2000, from $129,000 for the same period in 1999. The increase was the result of the addition of seven (7) new employees at the Parkersburg branch. The remaining increase in noninterest expense of $17,000 for the three months ended June 30, 2000, compared to the same period in 1999, is directly attributable to other start-up expenses related to the opening of the new branch in Parkersburg, West Virginia.

Income tax expense decreased by $16,000, or 41.8%, from $38,000 for the three months ended June 30, 1999, to $22,000 for the three months ended June 30, 2000, attributable to a decrease in pre-tax income.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $20.8 million. As of June 30, 2000, the Bank had $2.0 in outstanding advances from the FHLB.

As of June 30, 2000, the Bank had $694,000 in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 2000, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 2000, the Bank's capital ratios were as follows:

                                                                   Bank
                                          Requirement             Actual

   Tangible capital                          1.50%                25.96%
   Core capital                              4.00%                25.96%
   Risk-based capital                        8.00%                50.56%

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

                                                    June 30,    March  31,
                                                      2000         2000
                                                    -------     ---------
                                                    (dollars in thousands)

Loans on nonaccrual basis                           $    -       $     -
Loans past due 90 days or more                            1            -
Renegotiated loans                                       -             -
                                                    -------     ---------
Total nonperforming loans                                 1            -
                                                    -------     ---------
Other real estate                                        -             -
Repossessed assets                                       -             -
                                                    -------     ---------
Total nonperforming assets                          $     1     $      -
                                                    =======     =========
Nonperforming loans as a percent of total loans       .004%            -
                                                    =======     =========
Nonperforming assets as a percent of total assets     .003%            -
                                                    =======     =========
Allowance for loan losses to nonperforming loans    17,510%            -
                                                    =======     =========

Management monitors impaired loans on a continual basis. As of June 30, 2000, the Company had no impaired loans.

During the three months ended June 30, 2000, loans increased $621,000 and nonperforming loans increased $1,000 while the allowance for loan losses increased $550 for the same period. The percentage of allowance for loan
losses to loans outstanding remained .7% during this time period.   The
collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

11
                         PART II. OTHER INFORMATION

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

         NONE

Item 5.  Other information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a) List of Exhibits:

            27.   Financial Data Schedule (Electronic Filing Only)

            99.1  Independent Accountant's Report

        (b) None

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SISTERSVILLE BANCORP, INC.


Date:   August 7, 2000       By: /s/ Stanley M. Kiser
                                 -------------------------------------------
                                 Stanley M. Kiser
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)

Date:   August 7, 2000       By: /s/ Stanley M. Kiser
                                 -------------------------------------------
                                 Stanley M. Kiser
                                 President and Chief Executive Officer
                                 (Principal Executive and Financial Officer)