Form 10QSB
period 2000-09-30
SISTERSVILLE BANCORP INC
filed 2000-11-13
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from ____________ to ____________

                         Commission File Number 0-22535

                           SISTERSVILLE BANCORP, INC.
                           --------------------------
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

                                 (304) 652-3671
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, par value $.10 per share
     Outstanding at November 3, 2000: 538,739 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            Number
                                                                            ------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
               September 30, 2000 and March 31, 2000                          3

            Consolidated Statement of Income (Unaudited)
               for the Three Months ended September 30, 2000 and 1999         4

            Consolidated Statement of Comprehensive Income (Unaudited)
               for the Three Months ended September 30, 2000 and 1999         5

            Consolidated Statement of Income (Unaudited)
               for the Six Months ended September 30, 2000 and 1999           6

            Consolidated Statement of Comprehensive Income (Unaudited)
               for the Six Months ended September 30, 2000 and 1999           7

            Consolidated Statement of Cash Flows (Unaudited)
               for the Six Months ended September 30, 2000 and 1999           8

            Notes to Unaudited Consolidated Financial Statements              9

   Item 2.  Management's Discussion and Analysis                           10 - 13


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                14

   Item 2.  Changes in Securities                                            14

   Item 3.  Default Upon Senior Securities                                   14

   Item 4.  Submissions of Matters to a Vote of Security Holders             14

   Item 5.  Other Information                                                14

   Item 6   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                   15

                           SISTERSVILLE BANCORP, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                           September 30,         March 31,
                                                                               2000                 2000
                                                                          ------------         ------------
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                                         $    285,699         $    141,439
  Interest-bearing deposits with other institutions                            408,451              247,632
                                                                          ------------         ------------
     Total cash and cash equivalents                                           694,150              389,071

Investment Securities:
  Securities held to maturity (fair value of $205,397
     and $239,716)                                                             203,836              237,873
  Securities available for sale                                              4,324,536            4,115,617
                                                                          ------------         ------------
     Total investment securities                                             4,528,372            4,353,490

Loans receivable, (net of allowance for loan losses
  of $175,400 and $174,550)                                                 26,034,657           25,389,113
Office properties and equipment, net                                         1,699,874            1,368,620
Accrued interest receivable (net of reserve for
  uncollected interest of $1,340-and $-0-)                                     207,470              215,451
Other assets                                                                    62,338               46,670
                                                                          ------------         ------------

     TOTAL ASSETS                                                         $ 33,226,861         $ 31,762,415
                                                                          ============         ============

LIABILITIES

Deposits                                                                  $ 22,434,250         $ 21,053,607
Federal Home Loan Bank advance                                                 700,000              900,000
Deferred income taxes                                                          287,955              199,796
Accrued interest payable and other liabilities                                 160,821              185,425
                                                                          ------------         ------------

     TOTAL LIABILITIES                                                      23,583,026           22,338,828
                                                                          ------------         ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                                           --                   --
Common Stock, $.10 par value;
   2,000,000 shares authorized, 661,428 issued;
   538,739 outstanding at September 30, 2000, and March 31, 2000                66,143               66,143
Additional paid - in capital                                                 6,183,855            6,182,238
Treasury Stock, at cost (122,689 shares at September 30, 2000, and
  at March 31, 2000)                                                        (1,649,297)          (1,649,297)
Retained Earnings - substantially restricted                                 4,998,584            4,983,212
Unearned Employee Stock Ownership Plan shares (ESOP)                          (340,237)            (366,694)
Unearned Restricted Stock Plan shares (RSP)                                   (194,397)            (212,365)
Accumulated other comprehensive income                                         579,184              420,350
                                                                          ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY                                              9,643,835            9,423,587
                                                                          ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 33,226,861         $ 31,762,415
                                                                          ============         ============


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 Three Months Ended September 30,
                                                                       2000            1999
                                                                   --------        --------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                                        $508,180        $488,493
  Taxable interest on investments                                    43,647          63,008
  Nontaxable interest on loans                                        3,594           3,825
  Nontaxable interest on investments                                 10,261          10,272
  Dividends on Federal Home Loan Bank Stock                           4,500           4,010
  Dividends on Federal Home Loan Mortgage Corporation Stock             965           2,867
                                                                   --------        --------
     Total interest and dividend income                             571,147         572,475
                                                                   --------        --------

INTEREST EXPENSE
  Deposits                                                          238,828         223,665
  Federal Home Loan Bank advance                                     16,677          13,161
                                                                   --------        --------
     Total interest expense                                         255,505         236,826
                                                                   --------        --------

NET INTEREST INCOME                                                 315,642         335,649

Provision for loan losses                                               300           1,050
                                                                   --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 315,342         334,599
                                                                   --------        --------

NONINTEREST INCOME
  Service charges                                                    10,782           7,759
  Other income                                                          861             588
                                                                   --------        --------
     Total noninterest income                                        11,643           8,347
                                                                   --------        --------

NONINTEREST EXPENSE
  Compensation and employee benefits                                140,041         139,207
  Occupancy                                                          19,754          11,668
  Furniture and equipment expense                                    11,911           9,883
  Deposit insurance premiums                                          1,087           3,032
  Supervisory examination, audit and legal fees                      13,695          16,907
  Advertising and public relations                                    4,998           7,454
  Service bureau expense                                             21,144          18,187
  Franchise, payroll and other taxes                                 14,477          15,237
  Loss on sale of available for sale securities                          --          22,581
  Other expenses                                                     22,273          20,088
                                                                   --------        --------
     Total noninterest expense                                      249,380         264,244
                                                                   --------        --------

Income before income taxes                                           77,605          78,702

Income taxes                                                         23,070          26,425
                                                                   --------        --------

NET INCOME                                                         $ 54,535        $ 52,277
                                                                   ========        ========

EARNINGS PER SHARE
  Basic                                                            $    .11        $    .11
                                                                   ========        ========
  Diluted                                                          $    .11        $    .11
                                                                   ========        ========
AVERAGE SHARES OUTSTANDING - BASIC                                  491,526         482,375
                                                                   ========        ========
AVERAGE SHARES OUTSTANDING - DILUTED                                501,003         495,712
                                                                   ========        ========


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                     Three Months Ended September 30,
                                                                           2000            1999
                                                                         --------        --------
NET INCOME                                                               $ 54,535        $ 52,277
                                                                         --------        --------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:

     Unrealized holding gain (loss) arising during the period             123,820         (92,432)
     Reclassification adjustment for gains included in net income              --          14,807
                                                                         --------        --------

Other comprehensive income (loss)                                         123,820         (77,625)
                                                                         --------        --------

COMPREHENSIVE INCOME                                                     $178,355        $(25,348)
                                                                         ========        ========



   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 Six Months Ended September 30,
                                                                      2000              1999
                                                                   ----------        ----------
INTEREST AND DIVIDEND INCOME
  Taxable interest on loans                                        $1,010,959        $  971,404
  Taxable interest on investments                                      87,718           132,212
  Nontaxable interest on loans                                          7,361             7,582
  Nontaxable interest on investments                                   20,554            20,551
  Dividends on Federal Home Loan Bank Stock                             8,784             7,828
  Dividends on Federal Home Loan Mortgage Corporation Stock             6,498             5,734
                                                                   ----------        ----------
     Total interest and dividend income                             1,141,874         1,145,311
                                                                   ----------        ----------

INTEREST EXPENSE
  Deposits                                                            454,728           445,138
  Federal Home Loan Bank advance                                       38,553            26,179
                                                                   ----------        ----------
     Total interest expense                                           493,281           471,317
                                                                   ----------        ----------

NET INTEREST INCOME                                                   648,593           673,994

Provision for loan losses                                                 850             2,145
                                                                   ----------        ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   647,743           671,849
                                                                   ----------        ----------

NONINTEREST INCOME
  Service charges                                                      21,563            16,380
  Other income                                                          2,042             1,194
                                                                   ----------        ----------
     Total noninterest income                                          23,605            17,574
                                                                   ----------        ----------

NONINTEREST EXPENSE
  Compensation and employee benefits                                  294,751           267,463
  Occupancy                                                            32,656            23,043
  Furniture and equipment expense                                      23,625            18,545
  Deposit insurance premiums                                            2,180             6,132
  Supervisory examination, audit and legal fees                        28,165            35,002
  Advertising and public relations                                     14,564            14,680
  Service bureau expense                                               41,831            35,797
  Franchise, payroll and other taxes                                   32,094            29,399
  Loss on sale of available for sale securities                            --            22,581
  Other expenses                                                       46,689            35,975
                                                                   ----------        ----------
     Total noninterest expense                                        516,555           488,617
                                                                   ----------        ----------

Income before income taxes                                            154,793           200,806

Income taxes                                                           45,134            64,342
                                                                   ----------        ----------

NET INCOME                                                         $  109,659        $  136,464
                                                                   ==========        ==========

EARNINGS PER SHARE
  Basic                                                            $      .22        $      .28
                                                                   ==========        ==========
  Diluted                                                          $      .22        $      .27
                                                                   ==========        ==========
AVERAGE SHARES OUTSTANDING - BASIC                                    490,672           495,329
                                                                   ==========        ==========
AVERAGE SHARES OUTSTANDING - DILUTED                                  500,342           509,245
                                                                   ==========        ==========


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       Six Months Ended September 30,
                                                                            2000             1999
                                                                         ---------        ---------
NET INCOME                                                               $ 109,659        $ 136,464
                                                                         ---------        ---------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:

     Unrealized holding gain (loss) arising during the period              158,834         (164,814)
     Reclassification adjustment for gains included in net income               --           14,807
                                                                         ---------        ---------

Other comprehensive income (loss)                                          158,834         (150,007)
                                                                         ---------        ---------

COMPREHENSIVE INCOME                                                     $ 268,493        $ (13,543)
                                                                         =========        =========


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended September 30,
                                                                       2000                1999
                                                                    -----------         -----------
OPERATING ACTIVITIES
  Net income                                                        $   109,659         $   136,464
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation, amortization and accretion, net                          31,349              26,875
  Loss (gain) on sale of available for sale securities                       --              22,581
  Provision for loan losses                                                 850               2,145
  ESOP and RSP amortization                                              46,042              65,313
  Decrease (increase) in accrued interest receivable
     and other assets                                                    (7,687)           (106,140)
  Increase (decrease) in accrued interest payable
     and other liabilities                                              (24,604)            (22,433)
                                                                    -----------         -----------

  Net cash provided by operating activities                             155,609             124,805
                                                                    -----------         -----------

INVESTING ACTIVITIES
  Purchase of available for sale securities                             (11,200)         (1,060,000)
  Proceeds from maturity of available for sale securities                    --             500,000
  Proceeds from sale of available for sale securities                        --             382,892
  Principal collected on mortgage - backed securities                    82,166             152,531
  Net increase in loans                                                (646,394)           (784,190)
  Purchases of office properties and equipment                         (361,459)           (474,013)
                                                                    -----------         -----------

  Net cash used for investing activities                               (936,887)         (1,282,780)
                                                                    -----------         -----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 1,380,643             221,867
  Net Federal Home Loan Bank advance                                   (200,000)                 --
  Purchase of Treasury Stock                                                 --            (322,527)
  Dividends paid                                                        (94,286)            (86,841)
                                                                    -----------         -----------
     Net cash provided by financing activities                        1,086,357            (187,501)
                                                                    -----------         -----------

  Change in cash and cash equivalents                                   305,079          (1,345,476)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                389,071           1,873,799
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $   694,150         $   528,323
                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

     Interest on deposits and borrowings                            $   494,906         $   470,927
     Income taxes                                                        69,600             186,780


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

NOTE 2 - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND MARCH 31, 2000

Total assets increased by $1,465,000 to $33,227,000 at September 30, 2000, from $31,762,000 at March 31, 2000. Cash and cash equivalents increased by $305,000 to $694,000 at September 30, 2000, from $389,000 at March 31, 2000. The increase represented the inflow of cash from depositors' investment of funds and cash provided by operating activities offset by the outflow of cash from the increase in loan production, purchases of office properties and equipment, net principal payments on the Federal Home Loan Bank advance, and dividends paid. Investment securities increased $175,000 to $4,528,000 at September 30, 2000, from $4,353,000 at March 31, 2000. The increase was a result of an increase of $11,000 in additional Federal Home Loan Bank stock , an increase in the market value of available-for-sale securities of $246,000 offset by $82,000 in principal collected on mortgage-backed securities. Net loans receivable increased by $646,000 to $26,035,000 at September 30, 2000, from $25,389,000 at
March 31, 2000. The increase in loans was attributable to an increase in the one-to- four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products. Office property and equipment increased by $331,000 to $1,700,000 at September 30, 2000 from $1,369,000 at March 31, 2000, which was a direct result of construction costs of a new branch office in Parkersburg, West Virginia, which began operation in May of this year.

Total liabilities increased by $1,244,000 to $23,583,000 at September 30, 2000, from $ 22,339,000 at March 31, 2000. This increase was attributable to the increase in deposits of $1,380,000, to $22,434,000 at September 30, 2000, from $21,054,000 at March 31, 2000, which was a direct result of the opening of the new branch office in Parkersburg, West Virginia in May of this year. Deferred income taxes increased $88,000 to $288,000 at September 30, 2000 from $200,000 at March 31, 2000 as a direct result of the increase in market value of available-for-sale securities. The Federal Home Loan Bank advance decreased by $200,000, from $900,000 at March 31, 2000, compared to $700,000 at September 30,
2000, which was a result of increased funds from customer deposit accounts used to make principal payments on the advance.

Stockholders' equity increased by $220,000, to $9,644,000 at September 30, 2000, from $9,424,000 at March 31, 2000. The increase was attributable to net income of $109,000 for the period, unrealized gains on available-for-sale securities of $159,000, and amortization of RSP and ESOP shares of $46,000, offset by dividends paid to stockholders of $94,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income increased by $2,000, or 4.3%, to net income of $54,000 for the three month period ended September 30, 2000, compared to net income of $52,000 for the three months ended September 30, 1999.

Interest and dividend income decreased by $1,000, from $572,000 for the three months ended September 30, 1999, compared to $571,000 for the same period in 2000. The decrease is attributed to the decrease in interest on investments of $19,000, or 26.4%, from $73,000 for the three months ended September 30, 1999, compared to $54,000, for the three months ended September 30, 2000, offset by an increase in interest on loans of $19,000, or 3.9%, to $512,000 for the three month period ended September 30, 2000 compared to $493,000 for the same period in 1999. The decrease in interest on investments was due to the decrease in average investments of $1,623,000, from $6,162,000 for the three month period ended September 30, 1999, to $4,539,000 for the three month period ended September 30, 2000. The increase in interest on loans is attributed to the average balance on loans increasing by $1,136,000, to $25,984,000 for the period ended September 30, 2000, compared to $24,848,000 for the period ended September 30, 1999.

Interest expense increased by $19,000, or 7.9%, to $ 256,000 for the three month period ended September 30, 2000, compared to $237,000 for the same three month period in 1999. The increase was due to an increase in the average short term borrowing at the Federal Home Loan Bank during the three months ended September 30, 2000, which resulted in increased interest expense of $4,000 over the same period in 1999. Average short term borrowing with the Federal Home Loan Bank increased $113,000, to $1,113,000, for the three month period ended September 30, 2000, compared to $1,000,000 for the same three month period in 1999. Interest expense on deposits increased by $15,000, or 6.7%, to $239,000 for the three month period ended September 30, 2000, compared to $224,000, for the same period in 1999. The increase in interest on deposits is attributed to the increase in average deposits of $475,000, to $21,751,000 for the three month period ended September 30, 2000 compared to $21,276,000 for the three month period ended September 30, 1999, and due to higher interest rates paid on deposits during the period ended September 30, 2000.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio ( including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $750, to $300, for the three months ended September 30, 2000, compared to $1,050 for the same period in 1999.

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

Noninterest income increased by $3,000, or 39.5%, to $12,000 for the three month period ended September 30, 2000, compared to $9,000, for the same period in 1999. The increase is attributed to the increase in service fees of $3,000, from $8,000 for the three months ended September 30, 1999, to $11,000, for the three month period ended September 30, 2000.

Noninterest expense decreased by $15,000, or 5.7%, to $249,000 for the three month period ended September 30, 2000, compared to $264,000 for the three month period ended September 30, 1999. The decrease is attributed to the loss on sale of available-for-sale securities of $23,000 during the three month period ended September 30, 1999, offset by net increases in other noninterest expenses of $8,000 for the 2000 period, that are directly attributed to the increases related to the opening of the new branch in Parkersburg, West Virginia.

Income tax expense decreased by $3,000, or 12.7% , from $26,000 for the three month period ended September 30, 1999, compared to $23,000 for the three month period ended September 30, 2000, attributed to a decrease in pre-tax income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income decreased by $26,000, or 19.6%, to net income of $110,000 for the six month period ended September 30, 2000, compared to net income of $136,000 for the six months ended September 30, 1999.

Interest and dividend income decreased by $3,000, from $1,145,000 for the six months ended September 30, 1999, compared to $1,142,000 for the same period in 2000. The decrease is attributed to the decrease in interest on investments of $45,000, or 29.1%, from $153,000 for the six months ended September 30, 1999, compared to $108,000, for the six months ended September 30, 2000, offset by an increase in interest on loans of $39,000, or 4.0%, to $1,018,000 for the six month period ended September 30, 2000, compared to $979,000 for the same period in 1999. The decrease in interest on investments was due to the decrease in average investments of $2,123,000, from $6,648,000 for the six month period ended September 30, 2000, to $4,525,000 for the six month period ended September 30, 2000 which was offset by an increase of 44 basis points in the average yield on investments. The increase in interest on loans is attributed to the average balance on loans increasing by $1,148,000, to $25,830,000 for the period ended September 30, 2000, compared to $24,682,000 for the period ended September 30, 1999.

Interest expense increased by $22,000, or 4.7%, to $493,000 for the six month period ended September 30, 2000, compared to $471,000 for the same six month period in 1999. The increase was due to an increase in short term borrowing at the Federal Home Loan Bank and an increase in deposits during the six months ended September 30, 2000. Interest expense on the Federal Home Loan Bank advance increased $12,000 for the period ended September 30, 2000 as compared to the same period in 1999. Average short term borrowing with the Federal Home Loan Bank increased by $179,000, to $1,179,000, for the six month period ended September 30, 2000, compared to $1,000,000 for the same period in 1999. Interest expense on deposits increased by $10,000, or 2.2%, to $455,000 for the six month period ended September 30, 2000, compared to $445,000 for the same period in 1999. The increase in interest on deposits is attributed to the increase in average deposits of $160,000, to $21,364,000 for the six month period ended September 30, 2000 compared to $21,204,000 for the six month period ended September 30, 1999, and due to higher interest rates paid on deposits during the period ended September 30, 2000.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio ( including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $1,295, to $850, for the six months ended September 30, 2000, compared to $2,145 for the same period in 1999.

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

Noninterest income increased by $6,000, or 34.3%, to $24,000 for the six month period ended September 30, 2000, compared to $18,000, for the same period in 1999. The increase is primarily attributed to the increase in service fees of $5,000, from $16,000 for the six months ended September 30, 1999, to $21,000, for the six month period ended September 30, 2000.

Noninterest expense increased by $28,000, or 5.7%, to $517,000 for the six month period ended September 30, 2000, compared to $489,000 for the six month period ended September 30, 1999. The increase is attributed to the increase in salaries and benefits of $27,000, or 10.2% to $294,000 for the six month period ended September 30, 2000 from $267,000 for the same six month period in 1999, attributable to the addition of five (5) new employees at the Parkersburg branch office. This was partially offset by the loss on sale of available-for-sale securities of $23,000 during the six month period ended September 30, 1999. The remaining increase of $24,000 for the six month period ended September 30, 2000, compared to the same six month period in 1999, is directly attributed to the increases related to the opening of the new branch in Parkersburg, West Virginia.

Income tax expense decreased by $19,000 or 29.9% , from $64,000 for the six month period ended September 30, 1999, compared to $45,000 for the six month period ended September 30, 2000, attributed to a decrease in pre-tax income.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $21.2 million. As of September 30, 2000, the Bank had $700,000 in outstanding advances from the FHLB.

As of September 30, 2000, the Bank had $977,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 2000, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 2000, the Bank's capital ratios were as follows:

                                                             Bank
                                           Requirement      Actual
                                           -----------      ------
      Tangible capital                        1.50%         25.75%
      Core capital                            4.00%         25.75%
      Risk-based capital                      8.00%         49.52%


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

                                                         September 30,         March  31,
                                                             2000                 2000
                                                         ------------         ------------
                                                              (dollars in thousands)
Loans on nonaccrual basis                                $         --         $         --
Loans past due 90 days or more                                     48                   --
Renegotiated loans                                                 --                   --
                                                         ------------         ------------

Total nonperforming loans                                          48                   --
                                                         ------------         ------------

Other real estate                                                  --                   --
Repossessed assets                                                 --                   --
                                                         ------------         ------------

Total nonperforming assets                               $         48         $         --
                                                         ============         ============

Nonperforming loans as a percent of total loans                   .18%                  --
                                                         ============         ============

Nonperforming assets as a percent of total assets                 .15%                  --
                                                         ============         ============

Allowance for loan losses to nonperforming loans               365.41%                  --
                                                         ============         ============

Management monitors impaired loans on a continual basis. As of September 30, 2000, the Company had no impaired loans.

During the six months ended September 30, 2000, loans increased $646,000 and nonperforming loans increased $48,000 while the allowance for loan losses increased $850 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 21, 2000. The following are the votes cast on each matter presented to the shareholders:

      1. The election of directors for terms expiring in 2003:

                                For           Withheld
                                ---           --------
     Charles P. LaRue         313,662           130,525
     Stanley M. Kiser         314,662           129,525

ITEM 5. OTHER INFORMATION

      Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 2001 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than May 21, 2001. In addition, if a shareholder intends to present a proposal at the 2001 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 21, 2001 then the proxies designated by the Board of Directors of the Company for the 2001 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

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


                                 SISTERSVILLE BANCORP, INC.

Date:   November 3, 2000         By: /s/ Stanley M. Kiser
                                     ------------------------------------------
                                     Stanley M. Kiser
                                     President and Chief Executive Officer
                                     (Duly Authorized Officer)




Date:   November 3, 2000         By: /s/ Stanley M. Kiser
                                     ------------------------------------------
                                     Stanley M. Kiser
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)