Form 10QSB
period 2000-12-31
SISTERSVILLE BANCORP INC
filed 2001-02-13
CIK 1035372

=============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

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

               Class:  Common Stock, par value $.10 per share
               Outstanding at February 2, 2001: 484,866 shares

                         SISTERSVILLE BANCORP, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
            December 31, 2000 and March 31, 2000                           3

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended December 31, 2000 and 1999          4

            Consolidated Statement of Comprehensive Income (Unaudited)
            for the Three Months ended December  31, 2000 and 1999         5

            Consolidated Statement of Income (Unaudited)
            for the Nine Months ended December 31, 2000 and 1999           6

            Consolidated Statement of Comprehensive Income (Unaudited)
            for the Nine Months ended December 31, 2000 and 1999           7

            Consolidated Statement of Cash Flows (Unaudited)
            for the Nine Months ended December 31, 2000 and 1999           8

            Notes to Unaudited Consolidated Financial Statements           9

   Item 2.  Management's Discussion and Analysis                        10 - 13

PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                    14

            Item 2.  Changes in Securities                                14

            Item 3.  Default Upon Senior Securities                       14

            Item 4.  Submissions of Matters to a Vote
                     of Security Holders                                  14

            Item 5.  Other Information                                    14

            Item 6.  Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                                15

                       SISTERSVILLE BANCORP, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                           December 31,          March 31,
                                                               2000                 2000
                                                           ------------         -----------
ASSETS
Cash and Cash Equivalents:

  Cash and amounts due from banks                           $   309,539         $   141,439
Interest-bearing deposits with other institutions               294,363             247,632
                                                            -----------         -----------
       Total cash and cash equivalents                          603,902             389,071

Investment Securities:
  Securities held-to-maturity (fair value of
   $192,524 and $239,716)                                       189,981             237,873
  Securities available-for-sale                               4,677,720           4,115,617
                                                            -----------         -----------
       Total investment securities                            4,867,701           4,353,490

Loans receivable, (net of allowance for loan losses
 of $175,700 and $174,550)                                   26,243,611          25,389,113
Office properties and equipment, net                          1,676,799           1,368,620
Accrued interest receivable (net of reserve for
 uncollected interest of $1,074 and $-0-)                       201,300             215,451
Other assets                                                     96,758              46,670
                                                            -----------         -----------
       TOTAL ASSETS                                         $33,690,071         $31,762,415
                                                            ===========         ===========

LIABILITIES
Deposits                                                    $23,216,810         $21,053,607
Federal Home Loan Bank advance                                  650,000             900,000
Deferred income taxes                                           416,600             199,796
Accrued interest payable and other liabilities                  197,865             185,425
                                                            -----------         -----------
       TOTAL LIABILITIES                                     24,481,275          22,338,828
                                                            -----------         -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                             --                  --
Common Stock, $.10 par value;
  2,000,000 shares authorized, 661,428 issued;
  484,866 outstanding at December 31, 2000, and
  538,739 outstanding at March 31, 2000                          66,143              66,143
Additional paid-in capital                                    6,184,754           6,182,238
Treasury Stock, at cost (176,562 shares at
  December 31, 2000, and 122,689 at March 31, 2000)          (2,315,975)         (1,649,297)
Retained Earnings - substantially restricted                  4,973,675           4,983,212
Unearned Employee Stock Ownership Plan shares (ESOP)           (327,009)           (366,694)
Unearned Restricted Stock Plan shares (RSP)                    (194,397)           (212,365)
Accumulated other comprehensive income                          821,605             420,350
                                                            -----------         -----------
       TOTAL STOCKHOLDERS' EQUITY                             9,208,796           9,423,587
                                                            -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $33,690,071         $31,762,415
                                                            ===========         ===========

  See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended December 31,
                                                               2000              1999
                                                             --------          --------
INTEREST AND DIVIDEND INCOME
Taxable interest on loans                                    $519,173          $494,470
Taxable interest on investments                                46,866            53,613
Nontaxable interest on loans                                    4,619             3,875
Nontaxable interest on investments                             10,288            10,299
Dividends on Federal Home Loan Bank Stock                       4,500             4,010
Dividends on Federal Home Loan
 Mortgage Corporation Stock                                     3,249             2,867
                                                             --------          --------
       Total interest and dividend income                     588,695           569,134
                                                             --------          --------
INTEREST EXPENSE
Deposits                                                      261,047           220,387
Federal Home Loan Bank advance                                  3,860            13,161
                                                             --------          --------
       Total interest expense                                 264,907           233,548
                                                             --------          --------
NET INTEREST INCOME                                           323,788           335,586

Provision for loan losses                                         300               950
                                                             --------          --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           323,488           334,636
                                                             --------          --------
NONINTEREST INCOME
Service charges                                                 9,767             9,008
Other income                                                      584               579
                                                             --------          --------
       Total noninterest income                                10,351             9,587
                                                             --------          --------
NONINTEREST EXPENSE
Compensation and employee benefits                            139,602           137,898
Occupancy                                                      25,132            12,609
Furniture and equipment expense                                12,780             9,429
Deposit insurance premiums                                      1,079             3,177
Supervisory examination, audit and legal fees                  10,945            16,970
Advertising and public relations                                4,021             8,349
Service bureau expense                                         20,975            17,606
Franchise, payroll and other taxes                             14,957            15,271
Other expenses                                                 20,168            17,995
                                                             --------          --------
       Total noninterest expense                              249,659           239,304
                                                             --------          --------
Income before income taxes                                     84,180           104,919

INCOME TAXES                                                   19,284            38,541
                                                             --------          --------
       NET INCOME                                            $ 64,896          $ 66,378
                                                             ========          ========
EARNINGS PER SHARE
  Basic                                                      $    .14          $    .14
                                                             ========          ========
  Diluted                                                    $    .13          $    .13
                                                             ========          ========
AVERAGE SHARES OUTSTANDING - BASIC                            474,891           484,856
                                                             ========          ========
AVERAGE SHARES OUTSTANDING - DILUTED                          484,368           497,035
                                                             ========          ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended December 31,
                                                      2000              1999
                                                    --------          --------
NET INCOME                                          $ 64,896          $ 66,378
                                                    --------          --------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising
     during the period                               242,421           (96,151)
    Reclassification adjustment for gains
     included in net income                               --            14,806
                                                    --------          --------
Other comprehensive income (loss)                    242,421           (81,345)
                                                    --------          --------
COMPREHENSIVE INCOME (LOSS)                         $307,317          $(14,967)
                                                    ========          ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             Nine Months Ended December 31,
                                                                2000                1999
                                                             ----------          ----------
INTEREST AND DIVIDEND INCOME
Taxable interest on loans                                    $1,530,133          $1,474,632
Taxable interest on investments                                 134,584             185,825
Nontaxable interest on loans                                     11,980               7,700
Nontaxable interest on investments                               30,842              30,850
Dividends on Federal Home Loan Bank Stock                        13,283              11,838
Dividends on Federal Home Loan Mortgage
 Corporation Stock                                                9,747               8,600
                                                             ----------          ----------
       Total interest and dividend income                     1,730,569           1,719,445
                                                             ----------          ----------
INTEREST EXPENSE
Deposits                                                        715,775             665,525
Federal Home Loan Bank advance                                   42,413              39,340
                                                             ----------          ----------
       Total interest expense                                   758,188             704,865
                                                             ----------          ----------
NET INTEREST INCOME                                             972,381           1,014,580

Provision for loan losses                                         1,150               3,095
                                                             ----------          ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             971,231           1,011,485
                                                             ----------          ----------
NONINTEREST INCOME
Service charges                                                  31,330              25,385
Other income                                                      2,076               1,771
                                                             ----------          ----------
       Total noninterest income                                  33,406              27,156
                                                             ----------          ----------
NONINTEREST EXPENSE
Compensation and employee benefits                              434,015             407,522
Occupancy                                                        57,788              35,652
Furniture and equipment expense                                  36,404              27,975
Deposit insurance premiums                                        3,259               9,308
Supervisory examination, audit and legal fees                    39,110              51,972
Advertising and public relations                                 18,586              23,029
Service bureau expense                                           62,806              53,402
Franchise, payroll and other taxes                               47,052              44,669
Loss on sale of available for sale securities                        --              22,731
Other expenses                                                   66,644              56,659
                                                             ----------          ----------
       Total noninterest expense                                765,664             732,919
                                                             ----------          ----------
Income before income taxes                                      238,973             305,722

INCOME TAXES                                                     64,418             102,883
                                                             ----------          ----------
NET INCOME                                                   $  174,555          $  202,839
                                                             ==========          ==========
EARNINGS PER SHARE
  Basic                                                      $      .36          $      .41
                                                             ==========          ==========
  Diluted                                                    $      .35          $      .40
                                                             ==========          ==========
AVERAGE SHARES OUTSTANDING - BASIC                              485,412             491,838
                                                             ==========          ==========
AVERAGE SHARES OUTSTANDING - DILUTED                            495,017             505,175
                                                             ==========          ==========


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                   Nine Months Ended December 31,
                                                      2000                1999
                                                    ---------          ---------
NET INCOME                                          $ 174,555          $ 202,839
                                                    ---------          ---------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising
     during the period                                401,255           (246,158)
    Reclassification adjustment for gains
     included in net income                                --             14,806
                                                    ---------          ---------
Other comprehensive income (loss)                     401,255           (231,352)
                                                    ---------          ---------
COMPREHENSIVE INCOME (LOSS)                         $ 575,810          $ (28,513)
                                                    =========          =========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   Nine Months Ended December 31,
                                                                     2000                  1999
                                                                 -----------           -----------
OPERATING ACTIVITIES
Net income                                                       $   174,555           $   202,839
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and accretion, net                      54,910                39,044
   Loss (gain) on sale of available for sale securities                   --                22,581
   Provision for loan losses                                           1,150                 3,095
   Deferred income taxes                                              (5,000)                   --
   ESOP and RSP amortization                                          60,169                97,240
   Decrease (increase) in accrued interest receivable
    and other assets                                                 (35,937)             (118,229)
   Increase (decrease) in accrued interest payable
    and other liabilities                                             12,440               (31,262)
                                                                 -----------           -----------
Net cash provided by operating activities                            262,287               215,308
                                                                 -----------           -----------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                            (11,200)           (1,060,000)
Proceeds from maturity of available-for-sale securities                   --               900,000
Proceeds from sale of available-for-sale securities                       --               382,892
Principal collected on mortgage-backed securities                    118,417               197,829
Net increase in loans                                               (855,648)             (922,743)
Purchases of office properties and equipment                        (361,458)             (563,772)
                                                                 -----------           -----------
Net cash used for investing activities                            (1,109,889)           (1,065,794)
                                                                 -----------           -----------
FINANCING ACTIVITIES
Net increase in deposits                                           2,163,203               167,686
Net Federal Home Loan Bank advance                                  (250,000)                   --
Purchase of Treasury Stock                                          (666,678)             (322,527)
Dividends paid                                                      (184,092)             (173,683)
                                                                 -----------           -----------
Net cash provided by (used for) financing activities               1,062,433              (328,524)
                                                                 -----------           -----------
Change in cash and cash equivalents                                  214,831            (1,179,010)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                               389,071             1,873,799
                                                                 -----------           -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                 $   603,902           $   694,789
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest on deposits and borrowings                            $   757,266           $   707,162
  Income taxes                                                       104,400               249,040

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Sistersville Bancorp, Inc.(the "Company"),include its wholly-owned subsidiary, First Federal Savings Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

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

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2000, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-2535).

NOTE 2 - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to- maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the Company.

The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that have adopted SFAS No. 133 and amends the accounting and reporting standards for SFAS No. 133 for certain derivative instruments and certain hedging activities as indicated in the statement. The effective date of this statement is concurrent with the effective date of SFAS. No. 133 (deferred by SFAS No. 137), which is for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 138 did not have a material impact on the Company.

FASB recently issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. Under SFAS No. 140, after a transfer of financial assets, an entity must recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchanged. This Statement is generally effective for activity occurring after March 31, 2001. Earlier or retroactive application of this Statement is not permitted. Management believes that the adoption of SFAS No. 140 will not have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 2000 and March 31, 2000
-------------------------------------------------------------------------

Total assets increased by $1,928,000 to $33,690,000 at December 31, 2000, from $31,762,000 at March 31, 2000. Cash and cash equivalents increased by $215,000 to $604,000 at December 31, 2000, from $389,000 at March 31, 2000. The increase is a result of an increase in customer deposits, cash provided by operating activities, and principal collected on mortgage-backed securities offset by the net increase in loans, purchase of office properties and equipment, decrease in the Federal Home Loan Bank advance, purchase of shares for treasury, and dividends paid to stockholders. Investment securities increased $515,000 to $4,868,000 at December 31, 2000, from $4,353,000 at March 31, 2000. The increase was a result of the purchase of additional Federal Home Loan Bank (FHLB) stock of $11,000 and an increase in the fair value of available-for-sale securities of $623,000 offset by principal collected on mortgage-backed securities of $118,000. Net loans receivable increased by $855,000 to $26,244,000 at December 31, 2000, from $25,389,000 at March 31, 2000. The increase in loans was attributable to an increase in one- to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products. Office property and equipment increased by $308,000 to $1,677,000 at December 31, 2000 from $1,369,000 at March 31, 2000, which was a direct result of construction costs of the new branch office, located in Parkersburg, West Virginia.

Total liabilities increased by $2,142,000 to $24,481,000 at December 31, 2000, from $22,339,000 at March 31, 2000. This increase was mostly attributable to an increase in deposits of $2,163,000, to $23,217,000 at December 31, 2000, from $21,054,000 at March 31, 2000, which was a direct result of deposit growth attributed to the new branch office. Deferred income taxes increased $217,000 to $417,000 at December 31, 2000 from $200,000 at March 31, 2000 as a result of the increase in the fair value of available-for-sale securities. The Federal Home Loan Bank advance decreased by $250,000, from $900,000 at March 31, 2000, to $650,000 at December 31, 2000, as funds provided by the increase in deposit accounts were used to reduce the advance.

Stockholders' equity decreased by $215,000, to $9,209,000 at December 31, 2000, from $9,424,000 at March 31, 2000. The decrease was attributable to $667,000 in shares purchased for treasury and $184,000 in dividends paid to stockholders, offset by net income of $175,000, an increase in unrealized gains on available-for-sale securities of $401,000 and amortization of RSP and ESOP shares of $60,000. The increase in treasury stock was a result of a ten percent (10%) stock repurchase completed by the Company in December.

Comparison of the Results of Operations for the Three Months ended December 31, 2000 and 1999
------------------------------------------------------------------

Net income decreased by $1,000, to net income of $65,000 for the three month period ended December 31, 2000, compared to net income of $66,000 for the three months ended December 31, 1999.

Interest and dividend income increased by $20,000, from $569,000 for the three months ended December 31, 1999, to $589,000 for the same period in 2000. The increase is attributed to an increase in interest on loans of $26,000, partially offset by a decrease in interest and dividends on investments of $6,000. The increase in interest on loans is attributed to the average balance on loans increasing by $846,000, to $26,135,000 for the period ended December 31, 2000, compared to $25,289,000 for the period ended December 31, 1999. The decrease in interest and dividends on investments is a result of a lower average balance in funds invested for the December 31, 2000 period compared to the same period in 1999.

Interest expense increased by $31,000, to $265,000 for the three month period ended December 31, 2000, compared to $234,000 for the same three month period in 1999. Interest expense on deposits increased by $41,000, to $261,000 for the three month period ended December 31, 2000, compared to $220,000, for the same period in 1999. The increase in interest on deposits is attributed to an increase in average deposits of $1,926,000, to $23,071,000 for the three month period ended December 31, 2000, compared to $21,145,000 for the three month period ended December 31, 1999, and due to an increase of 0.37% in the average yield on deposits during the period ended December 31, 2000 compared to the corresponding period in 1999. Interest expense on advances from the Federal Home Loan Bank decreased by $10,000 due to a reduction in the average balance of the advance during the December 31, 2000 period.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $650, to $300, for the three months ended December 31, 2000, compared to $950 for the same period in 1999.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss it its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision (OTS), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Non-interest income increased by $1,000, to $10,000 for the three month period ended December 31, 2000, compared to $9,000, for the same period in 1999. The increase is attributed to the increase in service charge income.

Non-interest expense increased by $11,000, to $250,000 for the three month period ended December 31, 2000, compared to $239,000 for the three month period ended December 31, 1999. The increase is a result of increased salaries and benefits and occupancy expenses associated with the new branch offset by the decrease in Restricted Stock Plan ("RSP") compensation expense. RSP compensation expense decreased as a result of an agreement with employees to defer the earning and recognition of their previously awarded shares.

Income tax expense decreased by $20,000, from $39,000 for the three month period ended December 31, 1999, to $19,000 for the three month period ended December 31, 2000. The decrease is attributed to lower pre-tax income for the three month period ended December 31, 2000 compared to the same period in 1999.

Comparison of the Results of Operations for the Nine Months
ended December 31, 2000 and 1999
-----------------------------------------------------------

Net income decreased by $28,000, to net income of $175,000 for the nine month period ended December 31, 2000, compared to net income of $203,000 for the nine months ended December 31, 1999.

Interest and dividend income increased by $11,000, from $1,720,000 for the nine months ended December 31, 1999, to $1,731,000 for the same period in 2000. The increase is attributed to an increase in interest on loans of $60,000, to $1,542,000 for the nine months ended December 31, 2000, compared to $1,482,000, for the nine months ended December 31, 1999. The increase in interest on loans is attributed to the average balance on loans increasing by $1,048,000, to $25,930,000 for the period ended December 31, 2000, compared to an average balance on loans of $24,882,000 for the period ended December 31, 1999. Interest on investments decreased $49,000, from $237,000 for the nine month period ended December 31, 1999, to $188,000 for the same period in 2000. The decrease in interest on investments was due to the decrease in average investments of $1,502,000, from $6,205,000 for the nine month period ended December 31, 1999, to $4,703,000 for the nine month period ended December 31, 2000.

Interest expense increased by $53,000, to $758,000 for the nine month period ended December 31, 2000, compared to $705,000 for the same period in 1999. Interest expense on deposits increased by $50,000, to $716,000 for the nine month period ended December 31, 2000, compared to $666,000 for the same period in 1999. The increase in interest expense on deposits is attributed to the increase in average deposits of $770,000, to $21,963,000 for the nine month period ended December 31, 2000, compared to $21,193,000 for the nine month period ended December 31, 1999, and due to an increase of 0.16% in the average yield on deposits during the period ended December 31, 2000 compared to the corresponding period in 1999. Interest expense on Federal Home Loan Bank advances increased $3,000 for the period ended December 31, 2000 compared to the corresponding period in 1999.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $2,000, to $1,000, for the nine months ended December 31, 2000, compared to $3,000 for the same period in 1999.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss it its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision (OTS), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Non-interest income increased by $6,000, to $33,000 for the nine month period ended December 31, 2000, compared to $27,000, for the same period in 1999. The increase is attributed to an increase in service charge income.

Non-interest expense increased by $33,000, to $766,000 for the nine month period ended December 31, 2000, compared to $733,000 for the nine month period ended December 31, 1999. The increase is attributed to an increase in salaries and benefits of $27,000, to $434,000 for the nine month period ended December 31, 2000, from $407,000 for the same nine month period in 1999, which is the result of the addition of personnel for the new Parkersburg branch office. This was partially offset by a loss on the sale of securities of $23,000 during the nine month period ended December 31, 1999, which did not occur during the nine month period ended December 31, 2000. The remaining increase of $29,000 for the nine month period ended December 31, 2000, compared to the same nine month period in 1999, is directly attributed to the increases in occupancy, advertising, and equipment expense related to the opening of the new branch in Parkersburg, West Virginia.

Income tax expense decreased by $39,000, from $103,000 for the nine month period ended December 31, 1999, to $64,000 for the nine month period ended December 31, 2000, attributed to a decrease in pre-tax income.


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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $21.2 million. As of December 31, 2000, the Bank had $650,000 in outstanding advances from the FHLB.

As of December 31, 2000, the Bank had $1,120,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 2000, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At December 31, 2000, the Bank's capital ratios were as follows:

                                                                   Bank
                                          Requirement             Actual
                                          -----------             ------
      Tangible capital                       1.50%                23.74%
      Core capital                           4.00%                23.74%
      Risk-based capital                     8.00%                45.10%

RISK ELEMENTS

The table below shows information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non- accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower's ability to pay.

                                          December 31,       March 31,
                                             2000              2000
                                          ------------       --------
                                             (dollars in thousands)
Loans on non-accrual basis                   $    --           $  --
Loans past due 90 days or more                    47              --
Renegotiated loans                                --              --
                                             -------           -----
Total non-performing loans                        47              --
                                             -------           -----
Other real estate                                 --              --
Repossessed assets                                --              --
                                             -------           -----
Total non-performing assets                  $    47           $  --
                                             =======           =====
Non-performing loans as a
 percent of total loans                          .18%             --
                                             =======           =====
Non-performing assets as a
 percent of total assets                         .14%             --
                                             =======           =====
Allowance for loan losses to
 non-performing loans                         373.83%             --
                                             =======           =====

Management monitors impaired loans on a continual basis. As of December 31, 2000, the Company had no impaired loans.

During the nine months ended December 31, 2000, loans increased $854,000 and non-performing loans increased $47,000 while the allowance for loan losses increased $1,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained at 0.7% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

         NONE

Item 3.  Defaults upon senior securities

         NONE

Item 4.  Submission of matters to a vote of security holders

         NONE

Item 5.  Other information

         Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 2001 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than May 21, 2001. In addition, if a shareholder intends to present a proposal at the 2001 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 21, 2001, then the proxies designated by the Board of Directors of the Company for the 2001 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies, without mention of such matter in the proxy statement or on the proxy card for such meeting.

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

                                  SISTERSVILLE BANCORP, INC.

Date: February 2, 2001       By:  /s/ Stanley M. Kiser
                                  ----------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)


Date: February 2, 2001       By:  /s/ Stanley M. Kiser
                                  ----------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)