Form 10KSB40
period 2001-03-31
SISTERSVILLE BANCORP INC
filed 2001-06-25
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2001
                               --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from               to
                                        ---------    ----------

Commission File No. 0-22535

                           SISTERSVILLE BANCORP, INC.
         --------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                 31-1516424
----------------------------------------------      ---------------------
(State or Other Jurisdiction of Incorporation       I.R.S. Employer
or Organization)                                    Identification Number


726 Wells Street, Sistersville, West Virginia                  26175
----------------------------------------------             ------------
(Address of Principal Executive Offices                     (Zip Code)

Issuer's Telephone Number, Including Area Code:           (304) 652-3671
                                                          ---------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,323,382.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $13.85 per share sale price of the registrant's Common Stock on May 18, 2001, was $4,648,434.

         As of June 1, 2001, there were 460,623 outstanding shares of the registrant's Common Stock.

         Transition Small Business  Disclosure  Format (check one): YES   NO  X
                                                                       ---  ----
                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 2001 (the "Annual Report"). (Part II)
          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 2001. (Part III)

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                     At March 31,
                                                   -----------------------------------------------
                                                             2001                    2000
                                                   -------------------------   -------------------
                                                    $                %            $            %
                                                  -----            -----         ----         ----
                                                                 (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  Construction                                   $   935           3.30%      $   500         1.92%
  1-4 family                                      26,183          92.28        24,540        94.44
  Multi-family                                        --           0.00            --         0.00
  Commercial                                          --           0.00            --         0.00
Consumer loans:
  Automobiles                                        666           2.35           569         2.19
  Savings accounts                                   169            .60            91         0.35
  Revolving loans                                     97            .32            --         0.00
  Other                                               30            .11            10         0.04
Commercial                                           294           1.04           276         1.06
                                                 -------         ------       -------       ------
Total loans                                       28,374         100.00%       25,986       100.00%
                                                                 ======                     ======

Less:
Loans in process                                  (1,162)                        (381)
Deferred loan origination fees and costs             (40)                         (41)
Allowance for possible loan losses                  (176)                       ( 175)
                                                 -------                      -------
  Total loans, net                               $26,996                      $25,389
                                                 =======                      =======


Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at March 31, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $3.4 million and $3.2 million for the years ended March 31, 2001 and 2000, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                 1-4 Family
                                 Real Estate
                                  Mortgage      Construction      Consumer      Commercial       Total
                                  --------      ------------      --------      ----------       -----
                                                        (In Thousands)
Non-performing                   $     -           $     -        $     -        $     -        $     -
Amounts Due:
Within 3 months                        -                 -            152              -            152
3 months to 1 Year                    11                 -             13              -             24

After 1 year:
  1 to 3 years                        87                              267              -            354
  3 to 5 years                       253                 -            332              -            585
  5 to 10 years                    3,469                 -            102            215          3,786
  10 to 20 years                  14,595               582             96             79         15,352
  Over 20 years                    7,768               353              -              -          8,121
                                 -------           -------        -------        -------        -------
Total amount due                 $26,183           $   935        $   962        $   294        $28,374
                                 -------           -------        -------        -------        -------

Less:
Allowance for loan loss              140                 -             36              -            176
Loans in process                     239               923              -              -          1,162
Deferred loan fees                    40                 -              -              -             40
                                 -------           -------        -------        -------        -------
Loans receivable, net            $25,764           $    12        $   926        $   294        $26,996
                                 =======           =======        =======        =======        =======



         The following table sets forth the dollar amount of all loans due after March 31, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                  Floating or
                  Fixed Rates   Adjustable Rates      Total
                  -----------   ----------------      -----
                                 (In Thousands)

1-4 family         $   26,172     $         -       $  26,172
Commercial                294               -             294
Construction              935               -             935
Consumer                  793               -             793
                   ----------     -----------       ---------
  Total            $   28,194     $         -       $  28,194
                   ==========     ===========       =========

         The following table shows the total loan originations, repayments, and sales activity by the Bank for the periods indicated:

                                                 Years Ended March 31,
                                                 2001              2000
                                               -------------------------
                                                    (In Thousands)
Total gross loans receivable
   at beginning of period                      $25,986           $24,887
                                               -------           -------
Loans originated:
  1-4 family residential                         3,082             2,844
  Construction loans                             1,841             1,173
  Consumer loans                                   662               289
  Commercial business loans                        215                20
                                               -------           -------
Total loans originated                           5,800             4,326
Loan principal repayments                       (3,412)           (3,225)
Charge-offs                                          -                (2)
                                               -------           -------
Net loan activity                                2,388             1,099
                                               -------           -------
Total gross loans receivable
   at end of period                            $28,374           $25,986
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

         Commercial Loans. The Bank had two commercial loan participations as of March 31, 2001, totaling $294,000. These loans were made to a local fire department and a local municipality.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The Bank will permit owner-built construction loans. All of the Bank's construction loans at March 31, 2001 were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

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

         Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains a Loan Committee. All mortgage loan applications are reviewed and approved by the Board of Directors, which meets once per month. The Loan Committee may approve mortgage loans but such action must be ratified at a subsequent Board meeting. The President and Vice President of the Bank each have the authority to approve all applications for consumer loans up to $30,000 for non-real estate secured loans and up to $2,000 for unsecured loans.

         Loan Commitments. At March 31, 2001, the Bank had $571,000 in outstanding commitments to originate loans and $1.2 million in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire.

         Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2001, the Bank's lending limit for loans to one borrower was approximately $1.2 million.

         At March 31, 2001, the largest loan of the Bank was a $350,000 loan that was secured by the borrower's residence.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. At March 31, 2001, there were no nonaccrual loans or loans past due greater than 90 days.

Non-performing Assets

         As of March 31, 2001 and 2000, there were no non-accrual loans, real estate owned, and certain other repossessed assets and loans. Also, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $-0- for the year ended March 31, 2001, and $-0- was collected and included in the Bank's interest income from non-accrual loans for the year ended March 31, 2001.

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

         On the basis of management's review of its assets, at March 31, 2001, the Bank had classified $117,000 of its assets as special mention, but had not classified any of its assets as substandard, doubtful, or loss.

Analysis of Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          At March 31,
                                                     -----------------------
                                                       2001            2000
                                                      ------          ------

Total gross loans outstanding                        $28,374         $25,986
                                                     =======         =======
Average gross loans outstanding                      $26,943         $25,580
                                                     =======         =======

Allowance balances (at beginning of
  period)                                            $   175         $   172
Provision (credit):
  Residential                                              1               2
  Commercial real estate                                  --              --
  Consumer                                                --               2
Charge-offs
  Residential                                             --              --
  Consumer                                                --               1
  Commercial                                              --              --
Recoveries:
  Residential                                             --              --
  Commercial real estate                                  --              --
  Consumer                                                --              --
                                                      ------         -------
Allowance balance (at end of period)                     176             175
                                                      ======         =======
Allowance for loan losses as a percentage
of total loans outstanding                              0.62%           0.67%
Net loans charged off as a percentage
of average loans outstanding                            0.00%           0.00%

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

                                               At March 31,
                           -----------------------------------------------------
                                     2001                           2000
                           ----------------------------   ----------------------
                                         Percent of                   Percent of
                                       Loans in Each               Loans in Each
                                          Category                    Category
                            Amount     to Total Loans   Amount    to Total Loans
                            ------     --------------   ------    --------------
                                            (Dollars in Thousands)
Mortgages:
  One- to four-family         $140         92.28%        $140        94.44%
  Construction                   -          3.30            -         1.92
Consumer                        36          3.38           35         2.58
Commercial                       -          1.04            -         1.06
                              ----        ------         ----       ------
     Total                    $176        100.00%        $175       100.00%
                              ====        ======         ====       ======


Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115.

         The Bank's securities available for sale and investment securities held to maturity portfolios at March 31, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies. As of March 31, 2001, the Bank's investment portfolio was comprised of FHLMC stock, municipal securities, U.S. federal agency securities and mortgage-backed securities with market value of $3.5 million.

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

         The Bank's mortgage-backed securities were classified as held to maturity and available for sale at March 31, 2001, and were issued by the Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         At March 31, 2001, the Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $174,000 and in its available for sale portfolio with an amortized cost of $201,000. The average yield on mortgage-backed securities at March 31, 2001, was 7.54%.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments.

                                                              At March 31,
                                                          --------------------
                                                            2001         2000
                                                          -------       ------
                                                         (Dollars in Thousands)
Investment Securities:
  U.S.Agency Obligations                                   $  961       $1,912
  Municipal Securities                                        892          810
  FHLMC Stock                                               1,234          837
                                                           ------       ------
   Total Investment Securities                              3,087        3,559

Interest-bearing Deposits                                     843          248
Mortgage-backed Securities                                    177          240
Mortgage-backed Securities Held For Sale                      205          321
                                                           ------       ------
   Total Investments                                       $4,312       $4,368
                                                           ======       ======

         The following table sets forth information regarding the carrying values, and weighted average yields and maturities of the Bank's investment securities portfolio at March 31, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                   As of March 31, 2001
                        ------------------------------------------------------------------------------------------------------------
                                                                                               More than        Total Investment
                        One Year or Less         One to Five Years    Five to Ten Years        Ten Years            Securities
                        --------------------    -------------------  ------------------- ------------------- -----------------------
                        Carrying     Average    Carrying    Average  Carrying    Average  Carrying  Average Carrying  Average Market
                          Value       Yield       Value      Yield     Value      Yield    Value     Yield    Value    Yield  Value
                        --------     -------    ----------  -------  ---------  --------  --------  ------ --------   ------- ------
                                                                      (Dollars in Thousands)
Investment Securities:
U.S.agency securities
  available for sale(1)       $  -          -%     $454      5.59%    $   -        -%   $  507      7.29%   $  961     6.49%  $  961
Municipal securities(1)(2)       -          -         -         -         -        -       893      6.57       893     6.57      893
FHLMC Stock(1)               1,234       1.07         -         -         -        -         -         -     1,234     1.07    1,234
Interest-bearing deposits
  in other financial           843       5.27         -         -         -        -         -         -       843     5.27      843
  institutions(3)            -----      -----      ----      ----     -----     ----    ------      ----    ------     ----   ------
                            $2,077       2.77%     $454      5.59%    $   -        -%   $1,400      6.83%   $3,931     4.54%  $3,931
Mortgage-backed                 25       8.75         -         -         8     8.54       342      7.43       375     7.54      382
  securities(4)             ------       ----      ----      ----     -----     ----    ------      ----    ------     ----   ------
  Total                     $2,102       2.85%     $454      5.59%    $   8     8.54%   $1,742      6.95%   $4,306     4.80%  $4,313
                            ======       ====      ====      ====     =====     ====    ======      ====    ======     ====   ======




--------------------

(1)  Recorded at market value.
(2)  Average yield is calculated on the tax equivalent yield.
(3)  Recorded at cost.
(4) Recorded at cost, except for $204,730 in available-for-sale securities with a maturity of more than ten years which are recorded at market value.

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

Borrowings

         The Bank obtained an advance from the FHLB of Pittsburgh to supplement its supply of lendable funds. The advance from the FHLB of Pittsburgh is secured by a pledge of the Bank's various assets in the amount of $21.1 million. The borrowing is a variable interest obligation. The advance matures on September 22, 2001, while interest payments are payable monthly on the outstanding principal balance. At March 31, 2001, the Bank had no borrowings outstanding from the FHLB of Pittsburgh.

Personnel

         At March 31, 2001, the Bank had 12 full-time and 6 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At March 31, 2001, the Bank was in compliance with these regulatory capital requirements.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2001, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 726 Wells Street, Sistersville, West Virginia. The Bank owns this office facility. The Bank owns land at 2904 Pike Street, Parkersburg, West Virginia, on which it constructed a branch office which opened in May 2000.

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile" and "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2001 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's proxy statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 2001, are incorporated herein by reference and also in Item 7 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheet at March 31, 2001 and 2000.

         Consolidated Statements of Income for the Years Ended March 31, 2001 and 2000.

         Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2001 and 2000.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2001 and 2000.

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

               10.1  Employment Agreement with Stanley M. Kiser*

               10.2  1998 Stock Option Plan of Sistersville Bancorp, Inc.**

               10.3 First Federal Savings Bank Restricted Stock Plan and Trust Agreement**

               11    Statement regarding computation of earnings per share

               13 Annual Report to Stockholders for the Fiscal Year Ended March 31, 2001

               21    Subsidiaries of the Registrant

               23    Consent of S.R. Snodgrass, A.C.


          (b)  Reports on Form 8-K

               Form 8-K dated January 2, 2001, filed on January 9, 2001, reporting under Item 5, the announcement of the completion of the repurchase of 53,873 shares or 10% of its outstanding common stock in the open market pursuant to a stock repurchase program originally announced on December 8, 2000. No financial statements were filed as a part of such report.

---------------------

* Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
** Incorporated by reference to the exhibits to the proxy statement for the 1998 Annual Meeting of Stockholders held on July 16, 1998 and filed with the SEC on June 2, 1998 (File No. 0-22535).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 25, 2001.

                                 SISTERSVILLE BANCORP, INC.



                                          By: /s/ Stanley M. Kiser
                                              --------------------------------
                                              Stanley M. Kiser
                                              President, Chief Executive
                                              Officer, and Director (Duly
                                              Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 25, 2001.




/s/Stanley  M. Kiser                             /s/Lester C. Doak
----------------------------------               -------------------------------
Stanley M. Kiser                                 Lester C. Doak
President, Chief Executive Officer,              Chairman of the Board
and Director (Principal Executive
Officer)



/s/ Ellen E. Thistle                             /s/Michael A. Melrose
----------------------------------               -------------------------------
Ellen E. Thistle                                 Michael A. Melrose
Director                                         Director



/s/David W. Miller                               /s/Charles P. LaRue
----------------------------------               -------------------------------
David W. Miller                                  Charles P. LaRue
Director                                         Director