Form 10QSB
period 2001-06-30
SISTERSVILLE BANCORP INC
filed 2001-08-14
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court. Yes __X__   No _____


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class: Common Stock, par value $.10 per share
       Outstanding at August 6, 2001: 460,623 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets (Unaudited) as of
                     June 30, 2001 and March 31, 2001                                  3

                  Consolidated Statements of Income (Unaudited)
                     for the Three Months ended June 30, 2001 and 2000                 4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                     for the Three Months ended June 30, 2001 and 2000                 5

                  Consolidated Statements of Cash Flows (Unaudited)
                     for the Three Months ended June 30, 2001 and 2000                 6

                  Notes to Unaudited Consolidated Financial Statements                 7

     Item 2.      Management's Discussion and Analysis                               8 - 10


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                   11

     Item 2.      Changes in Securities                                               11

     Item 3.      Default Upon Senior Securities                                      11

     Item 4.      Submissions of Matters to a Vote of Security Holders                11

     Item 5.      Other Information                                                   11

     Item 6       Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                            12

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         June 30,            March 31,
                                                                           2001                2001
                                                                       ------------        ------------
ASSETS
Cash and Cash Equivalents:
   Cash and amounts due from banks                                     $   277,184         $   281,797
   Interest-bearing deposits with other institutions                       949,696             843,259
                                                                       -----------         -----------
       Total cash and cash equivalents                                   1,226,880           1,125,056
                                                                       -----------         -----------

Investment Securities:
   Securities held to maturity (fair value of $141,899
       and $176,924, respectively)                                         138,224             173,527
   Securities available for sale                                         3,414,731           3,292,498
                                                                       -----------         -----------
       Total investment securities                                       3,552,955           3,466,025
                                                                       -----------         -----------

Loans receivable, (net of allowance for loan losses
   of $176,300 and $176,000, respectively)                              27,700,078          26,996,408
Office properties and equipment, net                                     1,640,159           1,658,292
Accrued interest receivable (net of reserve for
   uncollected interest of $-0-and $-0-)                                   192,142             197,518
Other assets                                                               288,202             303,657
                                                                       -----------         -----------

       TOTAL ASSETS                                                    $34,600,416         $33,746,956
                                                                       ===========         ===========

LIABILITIES
Deposits                                                               $25,082,038         $24,038,581
Deferred income taxes                                                      444,354             419,201
Accrued interest payable and other liabilities                             124,136             154,115
                                                                       -----------         -----------

       TOTAL LIABILITIES                                                25,650,528          24,611,897
                                                                       -----------         -----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                                       --                  --
Common Stock, $.10 par value;
    2,000,000 shares authorized, 661,428 issued; 460,623
    outstanding at June 30, 2001, and 476,166 at March 31, 2001             66,143              66,143
Additional paid - in capital                                             6,190,408           6,187,187
Treasury Stock, at cost (200,805 shares at June 30, 2001, and
   185,262 at March 31, 2001)                                           (2,644,227)         (2,433,425)
Retained Earnings - substantially restricted                             4,991,715           5,026,672
Unearned Employee Stock Ownership Plan shares (ESOP)                      (300,552)           (313,780)
Unearned Restricted Stock Plan shares (RSP)                               (194,397)           (194,397)
Accumulated other comprehensive income                                     840,798             796,659
                                                                       -----------         -----------

       TOTAL STOCKHOLDERS' EQUITY                                        8,949,888           9,135,059
                                                                       -----------         -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $34,600,416         $33,746,956
                                                                       ===========         ===========


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ended June 30,
                                                                      2001            2000
                                                                    --------        --------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                        $543,368        $502,779
   Taxable interest on investments                                    33,501          44,071
   Nontaxable interest on loans                                        2,524           3,767
   Nontaxable interest on investments                                 10,281          10,293
   Dividends on Federal Home Loan Bank Stock                           4,187           4,284
   Dividends on Federal Home Loan Mortgage Corporation Stock           3,822           5,533
                                                                    --------        --------
       Total interest and dividend income                            597,683         570,727
                                                                    --------        --------

INTEREST EXPENSE
   Deposits                                                          277,465         215,900
   Federal Home Loan Bank advance                                         --          21,876
                                                                    --------        --------
       Total interest expense                                        277,465         237,776
                                                                    --------        --------

NET INTEREST INCOME                                                  320,218         332,951

Provision for loan losses                                                300             550
                                                                    --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  319,918         332,401
                                                                    --------        --------

NONINTEREST INCOME
   Service charges                                                    12,390          10,781
   Other income                                                          341           1,181
                                                                    --------        --------
       Total noninterest income                                       12,731          11,962
                                                                    --------        --------

NONINTEREST EXPENSE
   Compensation and employee benefits                                142,076         154,710
   Occupancy                                                          20,280          12,902
   Furniture and equipment expense                                    14,288          11,714
   Deposit insurance premiums                                          1,102           1,093
   Supervisory examination, audit and legal fees                      13,845          14,470
   Advertising and public relations                                    8,329           9,566
   Service bureau expense                                             30,608          20,687
   Franchise, payroll and other taxes                                 16,051          17,617
   Other expenses                                                     23,626          24,416
                                                                    --------        --------
       Total noninterest expense                                     270,205         267,175
                                                                    --------        --------

Income before income taxes                                            62,444          77,188

Income taxes                                                          12,001          22,064
                                                                    --------        --------

NET INCOME                                                          $ 50,443        $ 55,124
                                                                    ========        ========

EARNINGS PER SHARE
   Basic                                                            $    .12        $    .11
                                                                    ========        ========
   Diluted                                                          $    .12        $    .11
                                                                    ========        ========
AVERAGE SHARES OUTSTANDING - BASIC                                   417,379         489,817
                                                                    ========        ========
AVERAGE SHARES OUTSTANDING - DILUTED                                 426,856         499,680
                                                                    ========        ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                         Three Months Ended June 30,
                                                                            2001            2000
                                                                            ----            ----
NET INCOME                                                                 $50,443        $ 55,124
                                                                           -------        --------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during the period             44,139         (35,014)
       Reclassification adjustment for gains included in net income             --              --
                                                                           -------        --------

Other comprehensive income (loss)                                           44,139         (35,014)
                                                                           -------        --------

COMPREHENSIVE INCOME                                                       $94,582        $ 20,110
                                                                           =======        ========






































   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Three Months Ended June 30,
                                                                                         2001               2000
                                                                                         ----               ----
OPERATING ACTIVITIES
   Net income                                                                         $   50,443         $   55,124
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation, amortization and accretion, net                                          20,989             11,643
   Provision for loan losses                                                                 300                550
   ESOP and RSP amortization                                                              16,449             32,518
   Decrease in accrued interest receivable
       and other assets                                                                   20,831             28,657
   Decrease in accrued interest payable
       and other liabilities                                                             (29,977)            (1,942)
                                                                                      ----------         ----------

   Net cash provided by operating activities                                              79,035            126,550
                                                                                      ----------         ----------

INVESTING ACTIVITIES
   Purchase of available for sale securities                                            (100,000)           (11,200)
   Principal collected on mortgage - backed securities                                    81,768             42,933
   Net increase in loans                                                                (703,970)          (621,702)
   Purchases of office properties and equipment                                           (2,263)          (319,825)
                                                                                      ----------         ----------

   Net cash used for investing activities                                               (724,465)          (909,794)
                                                                                      ----------         ----------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                 1,043,457           (135,814)
   Federal Home Loan Bank advance                                                             --          1,050,000
   Dividends paid                                                                        (85,401)           (94,286)
   Purchase of Treasury Stock                                                           (210,802)                --
                                                                                      ----------         ----------

   Net cash provided by financing activities                                             747,254            819,900
                                                                                      ----------         ----------

   Change in cash and cash equivalents                                                   101,824             36,656

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                              1,125,056            389,071
                                                                                      ----------         ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                   $1,226,880         $  425,727
                                                                                      ==========         ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid during the period for:
       Interest on deposits and borrowings                                            $  274,252         $  238,493
       Income taxes                                                                        5,200             34,800



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2002.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2001, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).

NOTE 2 - RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company.

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

FASB recently issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Under SFAS No. 140, after a transfer of financial assets, an entity must recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement is generally effective for activity occurring after March 31, 2001. Earlier or retroactive application of this statement is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND MARCH 31, 2001

Total assets increased by $853,000 to $34.6 million at June 30, 2001, from $33.7 million at March 31, 2001. Cash and cash equivalents increased by $102,000 to $1.2 million at June 30, 2001, from $1.1 million at March 31, 2001. The increase represented the inflow of cash from customer's investment of funds in deposit accounts offset by the outflow of cash from the increase in loan production, payment of dividends, and the purchase of an available-for-sale security and shares for treasury. Investment securities increased $87,000 from $3.5 million at March 31, 2001, to $3.6 million at June 30, 2001. The increase was the direct result of the purchase of $100,000 in U.S. agency obligations and an increase in the market value of available-for-sale securities of $69,000, offset by the principal collected on mortgage-backed-securities of $82,000. Net loans receivable increased $704,000 to $27.7 million at June 30, 2001, from $27.0 million at March 31, 2001. The increase in loans was attributable to an increase in the one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products.

Total liabilities increased $1.0 million to $25.7 million at June 30, 2001, from $24.7 million at March 31, 2001. The increase was the result of an increase in deposits of $1.0 million from $24.0 million at March 31, 2001, to $25.0 million at June 30, 2001. The increase in deposits is attributable to deposit growth at the Parkersburg branch office, which opened in May, 2000.

Stockholders' equity decreased by $185,000, from $9.1 million at March 31, 2001, to $9.0 million at June 30, 2001. The decrease was attributable to the payment of dividends of $85,000, purchase of shares for treasury of $211,000, offset by an increase of $44,000 in the market value of available-for-sale securities, net income of $50,000, and amortization of the ESOP and RSP of $16,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income decreased by $5,000, or 8.5%, from net income of $55,000 for the three months ended June 30, 2000, to net income for the three months ended June 30, 2001 of $50,000.

Interest and dividend income increased $27,000, from $571,000 at June 30, 2000, to $598,000 at June 30, 2001. The increase is attributed to the increase in interest on loans of $39,000, or 7.8%, offset by the decrease in interest on investments of $11,000, or 19.5%. The increase in interest on loans is attributed to the average balance on loans increasing by $1.6 million to $27.3 million for the three month period ended June 30, 2001, from $25.7 million for the same period in 2000. The decrease in interest on investments was due to the decrease in the average yield of 1.57 basis points offset by the increase in the average investments of $556,000, from $3.8 million for the three month period ended June 30, 2000, to $4.4 million for the three month period ended June 30, 2001.

Interest expense increased by $40,000, or 16.7%, for the three months ended June 30, 2001 to $277,000, from $237,000 at June 30, 2000. The increase is due to an increase in interest expense on deposits of $62,000, or 28.5%, for the three months ended June 30, 2001, to $277,000, from $215,000 for the same period in 2000, offset by the decrease in interest expense on the Federal Home Loan Bank advance of $22,000. The increase in interest expense on deposits was the direct result of an increase in the average balance of deposits of $3.0 million, from $20.9 million for the three month period ended June 30, 2000, to $23.9 million for the same period in 2001. The decrease in interest expense on the Federal Home Loan Bank advance was the result of no outstanding balance during the three month period ending June 30, 2001, compared to an average balance of $1.4 million during the three month period ended June 30, 2000.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis included evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio ( including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased by $250, to $300 for the three months ended June 30, 2001, compared to $550 for the same period in 2000.

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

Noninterest income increased by $1,000, or 6.4%, to $13,000 for the three month period ended June 30, 2001, from $12,000 for the same period in 2000.

Noninterest expense increased by $3,000, or 1.1%, to $270,000 for the three months ended June 30, 2001, from $267,000 for the same period in 2000. Occupancy expense increased $7,000, or 57.2%, from $13,000 for the period ended June 30, 2000, to $20,000 for the period ended June 30, 2001, as a direct result of depreciation of the new branch office. Service bureau expense increased $10,000, or 48.0%, from $21,000 for the period ended June 30, 2000, to $31,000 for the period ended June 30, 2001, due to the increase in activity from the opening of the new branch office and the related service bureau's charges on a per customer account basis. Compensation and employee benefits decreased by $13,000, or 8.2%, to $142,000 for the three months ended June 30, 2001, from $155,000 for the same period in 2000. The decrease was attributable to the decrease in compensation costs of $18,000 associated with the RSP offset by the increase in compensation costs of $6,000 associated with the ESOP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares as of July 1, 2000 until a date to be determined by the Board of Directors.

Income tax expense decreased by $10,000, or 45.6%, from $22,000 for the three months ended June 30, 2000, to $12,000 for the three months ended June 30, 2001, attributable to a decrease in pre-tax income.


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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $21.6 million. As of June 30, 2001, the Bank did not have any outstanding advances from the FHLB.

As of June 30, 2001, the Bank had $2.9 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 2001, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 2001, the Bank's capital ratios were as follows:

                                                      Bank
                                 Requirement         Actual
                                 -----------         ------

         Tangible capital           1.50%            22.77%
         Core capital               4.00%            22.77%
         Risk-based capital         8.00%            43.75%

RISK ELEMENTS

A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. There were no nonperforming assets outstanding as of June 30, 2001, and March 31, 2001.

Management monitors impaired loans on a continual basis. As of June 30, 2001, the Company had no impaired loans. During the three months ended June 30, 2001, loans increased $704,000 and nonperforming loans did not change, while the allowance for loan losses increased $300 for the same period. The percentage of allowance for loan losses to loans outstanding remained .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

       NONE

ITEM 5. OTHER INFORMATION

       NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) List of Exhibits:

           99.1   Independent Accountant's Report

       (b) Report on Form 8-K

           Form 8-K dated April 9, 2001, filed on April 16, 2001, reporting under Item 5, the announcement that the Registrant had completed the repurchase of 24,243 shares or 5% of its outstanding common stock in the open market pursuant to a stock repurchase program originally announced on March 15, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SISTERSVILLE BANCORP, INC.


Date: August 6, 2001             By: /s/ Stanley M. Kiser
                                    ------------------------------------------
                                    Stanley M. Kiser
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)




Date: August 6, 2001             By: /s/ Stanley M. Kiser
                                    ------------------------------------------
                                    Stanley M. Kiser
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)