Form 10QSB
period 2001-09-30
SISTERSVILLE BANCORP INC
filed 2001-11-08
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

       Class:  Common Stock, par value $.10 per share
       Outstanding at November 2, 2001: 460,623 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited) as of
             September 30, 2001, and March 31, 2001                          3

          Consolidated Statements of Income (Unaudited)
             for the Three Months ended September 30, 2001 and 2000          4

          Consolidated Statements of Comprehensive Income (Unaudited)
             for the Three Months ended September 30, 2001 and 2000          5

          Consolidated Statements of Income (Unaudited)
             for the Six Months Ended September 30, 2001 and 2000            6

          Consolidated Statements of Comprehensive Income (Unaudited)
             for the Six Months ended September 30, 2001 and 2000            7

          Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months ended September 30, 2001 and 2000            8

          Notes to Unaudited Consolidated Financial Statements               9

 Item 2.  Management's Discussion and Analysis                          10 - 13


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 14

 Item 2.  Changes in Securities                                             14

 Item 3.  Defaults Upon Senior Securities                                   14

 Item 4.  Submission of Matters to a Vote of Security Holders               14

 Item 5.  Other Information                                                 14

 Item 6   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             September 30,           March 31,
                                                                                 2001                  2001
                                                                             ------------          ------------
ASSETS
Cash and Cash Equivalents:
   Cash and amounts due from banks                                           $    242,078          $    281,797
   Interest-bearing deposits with other institutions                            1,737,135               843,259
                                                                             ------------          ------------
       Total cash and cash equivalents                                          1,979,213             1,125,056
                                                                             ------------          ------------

Investment Securities:
   Securities held-to-maturity (fair value of $128,488
       and $176,924, respectively)                                                123,724               173,527
   Securities available-for-sale                                                2,878,377             3,292,498
                                                                             ------------          ------------
       Total investment securities                                              3,002,101             3,466,025
                                                                             ------------          ------------

Loans receivable, (net of allowance for loan losses
   of $176,600 and $176,000, respectively)                                     29,568,254            26,996,408
Office properties and equipment, net                                            1,623,414             1,658,292
Accrued interest receivable (net of reserve for
   uncollected interest of $507 and $-0-, respectively)                           207,651               197,518
Other assets                                                                      288,549               303,657
                                                                             ------------          ------------

       TOTAL ASSETS                                                          $ 36,669,182          $ 33,746,956
                                                                             ============          ============

LIABILITIES
Deposits                                                                     $ 26,100,981          $ 24,038,581
Federal Home Loan Bank advance                                                  1,000,000                    --
Deferred income taxes                                                             429,222               419,201
Accrued interest payable and other liabilities                                    125,310               154,115
                                                                             ------------          ------------

       TOTAL LIABILITIES                                                       27,655,513            24,611,897
                                                                             ------------          ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                                              --                    --
Common Stock, $.10 par value;
    2,000,000 shares authorized, 661,428 issued; 460,623
    outstanding at September 30, 2001, and 476,166 at March 31, 2001               66,143                66,143
Additional paid-in capital                                                      6,194,492             6,187,187
Treasury Stock, at cost (200,805 shares at September 30, 2001, and
   185,262 at March 31, 2001)                                                  (2,644,227)           (2,433,425)
Retained Earnings - substantially restricted                                    5,066,583             5,026,672
Unearned Employee Stock Ownership Plan shares (ESOP)                             (287,323)             (313,780)
Unearned Restricted Stock Plan shares (RSP)                                      (181,728)             (194,397)
Accumulated other comprehensive income                                            799,729               796,659
                                                                             ------------          ------------

       TOTAL STOCKHOLDERS' EQUITY                                               9,013,669             9,135,059
                                                                             ------------          ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 36,669,182          $ 33,746,956
                                                                             ============          ============

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                       2001             2000
                                                                     --------         --------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                         $579,158         $508,180
   Taxable interest on investments                                     32,221           43,647
   Nontaxable interest on loans                                         4,359            3,594
   Nontaxable interest on investments                                  10,249           10,261
   Dividends on Federal Home Loan Bank Stock                            4,236            4,500
   Dividends on Federal Home Loan Mortgage Corporation Stock            3,822              965
                                                                     --------         --------
       Total interest and dividend income                             634,045          571,147
                                                                     --------         --------

INTEREST EXPENSE
   Deposits                                                           275,296          238,828
   Federal Home Loan Bank advance                                      11,178           16,677
                                                                     --------         --------
       Total interest expense                                         286,474          255,505
                                                                     --------         --------

NET INTEREST INCOME                                                   347,571          315,642

Provision for loan losses                                                 300              300
                                                                     --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   347,271          315,342
                                                                     --------         --------

NONINTEREST INCOME
   Service charges                                                     12,907           10,782
   Other income                                                           333              861
                                                                     --------         --------
       Total noninterest income                                        13,240           11,643
                                                                     --------         --------

NONINTEREST EXPENSE
   Compensation and employee benefits                                 155,331          140,041
   Occupancy                                                           18,756           19,754
   Furniture and equipment expense                                     15,494           11,911
   Deposit insurance premiums                                           1,152            1,087
   Supervisory examination, audit, and legal fees                      12,823           13,695
   Advertising and public relations                                     9,339            4,998
   Service bureau expense                                              28,076           21,144
   Franchise, payroll, and other taxes                                 14,369           14,477
   Other expenses                                                      21,265           22,273
                                                                     --------         --------
       Total noninterest expense                                      276,605          249,380
                                                                     --------         --------

Income before income taxes                                             83,906           77,605

Income taxes                                                            9,038           23,070
                                                                     --------         --------

NET INCOME                                                           $ 74,868         $ 54,535
                                                                     ========         ========

EARNINGS PER SHARE
   Basic                                                             $    .18         $    .11
                                                                     ========         ========
   Diluted                                                           $    .17         $    .11
                                                                     ========         ========
AVERAGE SHARES OUTSTANDING - BASIC                                    419,507          491,526
                                                                     ========         ========
AVERAGE SHARES OUTSTANDING - DILUTED                                  429,502          501,003
                                                                     ========         ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                         Three Months Ended September 30,
                                                                              2001              2000
                                                                            --------          --------
NET INCOME                                                                  $ 74,868          $ 54,535
                                                                            --------          --------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during the period              (41,069)          123,820
       Reclassification adjustment for gains included in net income               --                --
                                                                            --------          --------

Other comprehensive income (loss)                                            (41,069)          123,820
                                                                            --------          --------

COMPREHENSIVE INCOME                                                        $ 33,799          $178,355
                                                                            ========          ========




   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Six Months Ended September 30,
                                                                        2001               2000
                                                                     ----------         ----------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                         $1,122,526         $1,010,959
   Taxable interest on investments                                       65,722             87,718
   Nontaxable interest on loans                                           6,883              7,361
   Nontaxable interest on investments                                    20,530             20,554
   Dividends on Federal Home Loan Bank Stock                              8,423              8,784
   Dividends on Federal Home Loan Mortgage Corporation Stock              7,645              6,498
                                                                     ----------         ----------
       Total interest and dividend income                             1,231,729          1,141,874
                                                                     ----------         ----------

INTEREST EXPENSE
   Deposits                                                             552,761            454,728
   Federal Home Loan Bank advance                                        11,178             38,553
                                                                     ----------         ----------
       Total interest expense                                           563,939            493,281
                                                                     ----------         ----------

NET INTEREST INCOME                                                     667,790            648,593

Provision for loan losses                                                   600                850
                                                                     ----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     667,190            647,743
                                                                     ----------         ----------

NONINTEREST INCOME
   Service charges                                                       25,297             21,563
   Other income                                                             674              2,042
                                                                     ----------         ----------
       Total noninterest income                                          25,971             23,605
                                                                     ----------         ----------

NONINTEREST EXPENSE
   Compensation and employee benefits                                   297,406            294,751
   Occupancy                                                             39,035             32,656
   Furniture and equipment expense                                       29,782             23,625
   Deposit insurance premiums                                             2,254              2,180
   Supervisory examination, audit, and legal fees                        26,668             28,165
   Advertising and public relations                                      17,669             14,564
   Service bureau expense                                                58,684             41,831
   Franchise, payroll, and other taxes                                   30,420             32,094
   Other expenses                                                        44,893             46,689
                                                                     ----------         ----------
       Total noninterest expense                                        546,811            516,555
                                                                     ----------         ----------

Income before income taxes                                              146,350            154,793

Income taxes                                                             21,039             45,134
                                                                     ----------         ----------

NET INCOME                                                           $  125,311         $  109,659
                                                                     ==========         ==========

EARNINGS PER SHARE
   Basic                                                             $      .30         $      .22
                                                                     ==========         ==========
   Diluted                                                           $      .29         $      .22
                                                                     ==========         ==========
AVERAGE SHARES OUTSTANDING - BASIC                                      418,443            490,672
                                                                     ==========         ==========
AVERAGE SHARES OUTSTANDING - DILUTED                                    428,179            500,342
                                                                     ==========         ==========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                              2001             2000
                                                                            --------         --------
NET INCOME                                                                  $125,311         $109,659
                                                                            --------         --------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain arising during the period                       3,070          158,834
       Reclassification adjustment for gains included in net income               --               --
                                                                            --------         --------

Other comprehensive income                                                     3,070          158,834
                                                                            --------         --------

COMPREHENSIVE INCOME                                                        $128,381         $268,493
                                                                            ========         ========



   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended September 30,
                                                                                          2001                  2000
                                                                                       -----------          -----------
OPERATING ACTIVITIES
   Net income                                                                          $   125,311          $   109,659
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation, amortization, and accretion, net                                           41,926               31,349
   Provision for loan losses                                                                   600                  850
   Deferred federal income taxes                                                            (5,000)                  --
   ESOP and RSP amortization                                                                46,431               46,042
   Decrease (increase) in accrued interest receivable
       and other assets                                                                      4,976              (18,887)
   Decrease in accrued interest payable
       and other liabilities                                                               (28,805)             (24,604)
                                                                                       -----------          -----------

       Net cash provided by operating activities                                           185,439              144,409
                                                                                       -----------          -----------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                                              (100,000)                  --
   Proceeds from the call of available-for-sale securities                                 450,000                   --
   Principal collected on mortgage-backed securities                                       130,958               82,166
   Net increase in loans                                                                (2,572,446)            (646,394)
   Purchases of office properties and equipment                                             (5,992)            (361,459)
                                                                                       -----------          -----------

       Net cash used for investing activities                                           (2,097,480)            (925,687)
                                                                                       -----------          -----------

FINANCING ACTIVITIES
   Net increase in deposits                                                              2,062,400            1,380,643
   Net Federal Home Loan Bank advance                                                    1,000,000             (200,000)
   Dividends paid                                                                          (85,400)             (94,286)
   Purchase of Treasury Stock                                                             (210,802)                  --
                                                                                       -----------          -----------

       Net cash provided by financing activities                                         2,766,198            1,086,357
                                                                                       -----------          -----------

       Change in cash and cash equivalents                                                 854,157              305,079

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                1,125,056              389,071
                                                                                       -----------          -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                    $ 1,979,213          $   694,150
                                                                                       ===========          ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
   Cash paid during the period for:
       Interest on deposits and borrowings                                             $   547,908          $   494,906
       Income taxes                                                                         37,800               69,600



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2002.

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

The FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises," but it does carry forward some guidance from those statements. This statement requires that all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two criteria. The statement also sets forth additional disclosure requirements as a result of a business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 did not have a material impact on the Company.

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets," but it does carry forward some guidance from that statement. This statement requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Under SFAS No. 142, goodwill is not amortized and intangible assets with a finite useful life are amortized and those intangible assets with an infinite life are not amortized. This statement is generally effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The provisions of this statement shall be initially applied at the beginning of a fiscal year; retroactive application is not permitted. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001, AND MARCH 31, 2001

Total assets increased by $3.0 million to $36.7 million at September 30, 2001, from $33.7 million at March 31, 2001. Cash and cash equivalents increased by $854,000 to $2.0 million at September 30, 2001, from $1.1 million at March 31, 2001. The increase represented the inflow of cash from customers' investment of funds in deposit accounts, advance from the Federal Home Loan Bank, and proceeds from the call of available-for-sale securities and principal collected on mortgage-backed securities offset by the outflow of cash from the increase in loan production, payment of dividends, and the purchase of an available-for-sale security and shares for treasury. Investment securities decreased $464,000 from $3.5 million at March 31, 2001, to $3.0 million at September 30, 2001. The decrease was the direct result of the call of U.S. agency obligations of $450,000 and the principal collected on mortgage-backed securities of $131,000, offset by the increase in the market value of available-for-sale securities of $18,000 and the purchase of $100,000 in U.S. agency obligations. Net loans receivable increased $2.6 million to $29.6 million at September 30, 2001, from $27.0 million at March 31, 2001. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products.

Total liabilities increased $3.0 million to $27.7 million at September 30, 2001, from $24.7 million at March 31, 2001. The increase was the result of an advance from the Federal Home Loan Bank in the amount of $1.0 million and an increase in customer deposits of $2.1 million from $24.0 million at March 31, 2001, to $26.1 million at September 30, 2001. The increase in deposits is attributable to deposit growth at the Parkersburg branch office, which opened in May, 2000.

Stockholders' equity decreased by $121,000, from $9.1 million at March 31, 2001, to $9.0 million at September 30, 2001. The decrease was attributable to the payment of dividends of $85,000, purchase of shares for treasury of $211,000, offset by an increase of $3,000 in the accumulated other comprehensive income, net income of $125,000, and amortization of the ESOP and RSP of $46,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income increased by $20,000, or 37.3%, from net income of $55,000 for the three months ended September 30, 2000, to net income for the three months ended September 30, 2001, of $75,000.

Interest and dividend income increased $63,000, from $571,000 at September 30, 2000, to $634,000 at September 30, 2001. The increase is attributed to the increase in interest on loans of $72,000, or 14.0%, offset by the decrease in interest on investments of $11,000, or 21.2%. The increase in interest on loans is attributed to the average balance on loans increasing by $2.8 million to $28.8 million for the three-month period ended September 30, 2001, from $26.0 million for the same period in 2000. The decrease in interest on investments was due to the decrease in the average yield of 1.05 basis points offset by the increase in the average investments of $661,000, from $4.0 million for the three-month period ended September 30, 2000, to $4.7 million for the three-month period ended September 30, 2001.

Interest expense increased by $31,000, or 12.1%, for the three months ended September 30, 2001, to $286,000, from $255,000 at September 30, 2000. The increase is due to an increase in interest expense on deposits of $36,000, or 15.3%, for the three months ended September 30, 2001, to $275,000, from $239,000 for the same period in 2000, offset by the decrease in interest expense on the Federal Home Loan Bank advance of $5,000. The increase in interest expense on deposits was the direct result of an increase in the average balance of deposits of $2.8 million, from $21.7 million for the three-month period ended September 30, 2000, to $24.5 million for the same period in 2001. The decrease in interest expense on the Federal Home Loan Bank advance was the result of a decrease in the average balance of $363,000 for the period ended September 30, 2001.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses remained at $300 for the three months ended September 30, 2001, as compared to the same three months ended September 30, 2000.

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

Noninterest income increased by $2,000, or 13.7%, to $13,000 for the three-month period ended September 30, 2001, from $11,000 for the same period in 2000.

Noninterest expense increased by $27,000, or 10.9%, to $277,000 for the three months ended September 30, 2001, from $250,000 for the same period in 2000. Compensation and employee benefits increased by $15,000, or 10.9%, to $155,000 for the three months ended September 30, 2001, from $140,000 for the same period in 2000. The increase was attributable to the increase in compensation costs of $13,000 associated with the RSP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. As a result, RSP compensation expense would not have been recognized during the three-month period ending September 30, 2000. Service bureau expense increased $7,000, or 32.8%, from $21,000 for the period ended September 30, 2000, to $28,000 for the period ended September 30, 2001, due to the increase in activity from the opening of the new branch office and the related service bureau's charges on a per customer account basis.

Income tax expense decreased by $14,000, or 60.8%, from $23,000 for the three months ended September 30, 2000, to $9,000 for the three months ended September 30, 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000

Net income increased by $16,000, or 14.3%, from net income of $109,000 for the six months ended September 30, 2000, to net income for the six months ended September 30, 2001, of $125,000.

Interest and dividend income increased $90,000, from $1.1 million at September 30, 2000, to $1.2 million at September 30, 2001. The increase is attributed to the increase in interest on loans of $111,000, or 10.9%, offset by the decrease in interest on investments of $22,000, or 20.3%. The increase in interest on loans is attributed to the average balance on loans increasing by $2.2 million to $28.1 million for the six-month period ended September 30, 2001, from $25.9 million for the same period in 2000. The decrease in interest on investments was due to the decrease in the average yield of 1.13 basis points offset by the increase in the average investments of $526,000, from $4.0 million for the six-month period ended September 30, 2000, to $4.5 million for the six month-period ended September 30, 2001.

Interest expense increased by $71,000, or 14.3%, for the six months ended September 30, 2001, to $564,000, from $493,000 at September 30, 2000. The increase is due to an increase in interest expense on deposits of $98,000, or 21.6%, for the six months ended September 30, 2001, to $553,000, from $455,000 for the same period in 2000, offset by the decrease in interest expense on the Federal Home Loan Bank advance of $27,000, or 71.0%, for the six months ended September 30, 2001, to $11,000, from $38,000 for the same period in 2000. The increase in interest expense on deposits was the direct result of an increase in the average balance of deposits of $2.9 million, from $21.3 million for the six-month period ended September 30, 2000, to $24.2 million for the same period in 2001. The decrease in interest expense on the Federal Home Loan Bank advance was the result of a decrease in the cost of funds of 1.49 basis points and the decrease in the average balance of $750,000, from $1.2 million for the six-month period ended September 30, 2000, to $429,000 for the same period in 2001.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses decreased $250 to $600 for the six months ended September 30, 2001, from $850 for the six months ended September 30, 2000.

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

Noninterest income increased by $2,000, or 10.0%, to $26,000 for the six-month period ended September 30, 2001, from $24,000 for the same period in 2000.

Noninterest expense increased $30,000, or 5.9%, to $547,000 for the six months ended September 30, 2001, from $517,000 for the same period in 2000. Service bureau expense increased $17,000, or 40.3%, from $42,000 for the period ended September 30, 2000, to $59,000 for the period ended September 30, 2001, due to the increase in activity from the opening of the new branch office and the related service bureau's charges on a per customer account basis. Occupancy expense increased $6,000, or 19.5%, from $33,000 for the period ended September 30, 2000, to $39,000 for the period ended September 30, 2001, as a direct result of depreciation and utility costs of the new branch office. Furniture and equipment expense increased $6,000, or 26.1%, from $24,000 for the period ended September 30, 2000, to $30,000 for the period ended September 30, 2001, due to depreciation of furniture and equipment at the new branch office.

Income tax expense decreased by $24,000, or 53.4%, from $45,000 for the six months ended September 30, 2000, to $21,000 for the six months ended September 30, 2001.


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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $22.0 million. As of September 30, 2001, the Bank had $1.0 million in outstanding advances from the FHLB.

As of September 30, 2001, the Bank had $2.1 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 2001, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 2001, the Bank's capital ratios were as follows:

                                      Bank
                                    Requirement             Actual
                                    -----------             ------
         Tangible capital              1.50%                21.65%
         Core capital                  4.00%                21.65%
         Risk-based capital            8.00%                41.85%

RISK ELEMENTS

The table below shows information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans for which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower's ability to pay.

                                                         September 30,        March  31,
                                                             2001               2001
                                                           ---------          ---------
                                                              (dollars in thousands)
Loans on non-accrual basis                                 $      --            $    --
Loans past due 90 days or more                                    50                 --
Renegotiated loans                                                --                 --
                                                           ---------          ---------

Total non-performing loans                                        50                 --
                                                           ---------          ---------

Other real estate                                                 --                 --
Repossessed assets                                                --                 --
                                                           ---------          ---------

Total non-performing assets                                $      50            $    --
                                                           =========          =========

Non-performing loans as a percent of total loans                 .17%                --
                                                           =========          =========

Non-performing assets as a percent of total assets               .14%                --
                                                           =========          =========

Allowance for loan losses to non-performing loans             353.20%                --
                                                           =========          =========

Management monitors impaired loans on a continual basis. As of September 30, 2001, the Company had no impaired loans. During the six months ended September 30, 2001, loans increased $2.6 million and non-performing loans increased by $50,000, while the allowance for loan losses increased $600 for the same period. The percentage of allowance for loan losses to loans outstanding remained .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

       NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 12, 2001. The following are the votes cast on each matter presented to the shareholders:

       1.  The election of directors for terms expiring in 2004:

                                      For            Withheld
                                   ---------        ---------
       Ellen E. Thistle             266,751          135,735
       David W. Miller              266,951          135,535

ITEM 5.  OTHER INFORMATION

       Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 2002 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than February 6, 2002. In addition, if a shareholder intends to present a proposal at the 2002 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 13, 2002, then the proxies designated by the Board of Directors of the Company for the 2002 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

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


                                SISTERSVILLE BANCORP, INC.


Date: November 2, 2001          By:/s/ Stanley M. Kiser
                                   -------------------------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)




Date: November 2, 2001          By:/s/ Stanley M. Kiser
                                   -------------------------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)