Form 10QSB
period 2001-12-31
SISTERSVILLE BANCORP INC
filed 2002-02-13
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT

For the transition period from         to

                         Commission File Number 0-22535

                           Sistersville Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                             31-1516424
     State or other jurisdiction of       (IRS Employer Identification No.)

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

                   Class: Common Stock, par value $.10 per share
                   Outstanding at February 4, 2002: 460,623 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets (Unaudited) as of
          December 31, 2001, and March 31, 2001                            3

          Consolidated Statements of Income (Unaudited)
          for the Three Months ended December 31, 2001 and 2000            4

          Consolidated Statements of Comprehensive Income (Unaudited)
          for the Three Months ended December 31, 2001 and 2000            5

          Consolidated Statements of Income (Unaudited)
          for the Nine Months Ended December 31, 2001 and 2000             6

          Consolidated Statements of Comprehensive Income (Unaudited)
          for the Nine Months ended December 31, 2001 and 2000             7

          Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months ended December 31, 2001 and 2000             8

          Notes to Unaudited Consolidated Financial Statements           9 - 10

 Item 2. Management's Discussion and Analysis                           10 - 13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                 14

 Item 2. Changes in Securities                                             14

 Item 3. Defaults Upon Senior Securities                                   14

 Item 4. Submission of Matters to a Vote of Security Holders               14

 Item 5. Other Information                                                 14

 Item 6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 15

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       December 31,    March 31,
                                                            2001         2001
ASSETS
Cash and Cash Equivalents:
  Cash and amounts due from banks                      $   276,124  $   281,797
  Interest-bearing deposits with other institutions      3,840,246      843,259
                                                       -----------  -----------
     Total cash and cash equivalents                     4,116,370    1,125,056
                                                       -----------  -----------
Investment Securities:
  Securities held-to-maturity (fair value of
   $119,138 and $176,924, respectively)                    115,375      173,527
  Securities available-for-sale                          3,234,308    3,292,498
                                                       -----------  -----------
     Total investment securities                         3,349,683    3,466,025
                                                       -----------  -----------
Loans receivable, (net of allowance for loan losses
 of $177,500 and $176,000, respectively)                30,183,384   26,996,408
Office properties and equipment, net                     1,602,626    1,658,292
Accrued interest receivable (net of reserve for
 uncollected interest of $-0- and $-0-, respectively)      196,951      197,518
Other assets                                               293,595      303,657
                                                       -----------  -----------
     TOTAL ASSETS                                      $39,742,609  $33,746,956
                                                       ===========  ===========
LIABILITIES
Deposits                                               $29,177,231  $24,038,581
Federal Home Loan Bank advance                           1,000,000           --
Deferred income taxes                                      422,795      419,201
Accrued interest payable and other liabilities             117,872      154,115
                                                       -----------  -----------
     TOTAL LIABILITIES                                  30,717,898   24,611,897
                                                       -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
  500,000 shares authorized, none issued                        --           --
Common Stock, $.10 par value;
  2,000,000 shares authorized, 661,428 issued;
  460,623 outstanding at December 31, 2001, and
  476,166 at March 31, 2001                                 66,143       66,143
Additional paid-in capital                               6,199,643    6,187,187
Treasury Stock, at cost (200,805 shares at
  December 31, 2001, and 185,262 at March 31, 2001)     (2,644,227)  (2,433,425)
Retained Earnings-substantially restricted               5,046,569    5,026,672
Unearned Employee Stock Ownership Plan shares (ESOP)      (274,095)    (313,780)
Unearned Restricted Stock Plan shares (RSP)               (154,914)    (194,397)
Accumulated other comprehensive income                     785,592      796,659
                                                        ----------  -----------
     TOTAL STOCKHOLDERS' EQUITY                          9,024,711    9,135,059
                                                       -----------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $39,742,609  $33,746,956
                                                       ===========  ===========

   See accompanying notes to the unaudited consolidated financial statements.

                            SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                           December 31,
                                                        2001        2000
INTEREST AND DIVIDEND INCOME
Taxable interest on loans                             $598,693    $519,173
Taxable interest on investments                         30,058      46,866
Nontaxable interest on loans                             5,030       4,619
Nontaxable interest on investments                      10,275      10,288
Dividends on Federal Home Loan Bank Stock                3,609       4,500
Dividends on Federal Home Loan Mortgage
 Corporation Stock                                       3,822       3,249
                                                      --------    --------
     Total interest and dividend income                651,487     588,695
                                                      --------    --------
INTEREST EXPENSE
Deposits                                               269,771     261,047
Federal Home Loan Bank advance                          12,854       3,860
                                                      --------    --------
Total interest expense                                 282,625     264,907
                                                      --------    --------
NET INTEREST INCOME                                    368,862     323,788

Provision for loan losses                                  900         300
                                                      --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    367,962     323,488
                                                      --------    --------
NONINTEREST INCOME
Service charges                                         12,793       9,767
Other income                                               402         584
                                                      --------    --------
Total noninterest income                                13,195      10,351
                                                      --------    --------
NONINTEREST EXPENSE
Compensation and employee benefits                     167,858     139,602
Occupancy                                               18,681      25,132
Furniture and equipment expense                         14,970      12,780
Deposit insurance premiums                               1,175       1,079
Supervisory examination, audit, and legal fees          13,195      10,945
Advertising and public relations                         7,224       4,021
Service bureau expense                                  27,744      20,975
Franchise, payroll, and other taxes                     14,921      14,957
Other expenses                                          16,982      20,168
                                                      --------    --------
     Total noninterest expense                         282,750     249,659
                                                      --------    --------
Income before income taxes                              98,407      84,180

INCOME TAXES                                            32,490      19,284
                                                      --------    --------
NET INCOME                                            $ 65,917    $ 64,896
                                                      ========    ========
EARNINGS PER SHARE
Basic                                                 $    .16    $    .14
                                                      ========    ========
Diluted                                               $    .15    $    .13
                                                      ========    ========
AVERAGE SHARES OUTSTANDING - BASIC                     423,523     474,891
                                                      ========    ========
AVERAGE SHARES OUTSTANDING - DILUTED                   430,824     484,368
                                                      ========    ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                 Three Months Ended December 31,
                                                        2001        2000

NET INCOME                                            $ 65,917    $ 64,896
                                                      --------    --------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss)
     arising during the period                         (14,137)    242,421
    Reclassification adjustment for gains
     included in net income                                 --          --
                                                      --------    --------
Other comprehensive income (loss)                      (14,137)    242,421
                                                      --------    --------
COMPREHENSIVE INCOME                                  $ 51,780    $307,317
                                                      ========    ========

   See accompanying notes to the unaudited consolidated financial statements.

                         SISTERSVILLE BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Nine Months Ended December 31,
                                                          2001        2000
INTEREST AND DIVIDEND INCOME
Taxable interest on loans                             $1,721,219  $1,530,133
Taxable interest on investments                           95,780     134,584
Nontaxable interest on loans                              11,913      11,980
Nontaxable interest on investments                        30,805      30,842
Dividends on Federal Home Loan Bank Stock                 12,032      13,283
Dividends on Federal Home Loan Mortgage
 Corporation Stock                                        11,467       9,747
                                                      ----------  ----------
     Total interest and dividend income                1,883,216   1,730,569
                                                      ----------  ----------
INTEREST EXPENSE
Deposits                                                 822,532     715,775
Federal Home Loan Bank advance                            24,032      42,413
                                                      ----------  ----------
     Total interest expense                              846,564     758,188
                                                      ----------  ----------
NET INTEREST INCOME                                    1,036,652     972,381

Provision for loan losses                                  1,500       1,150
                                                      ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,035,152     971,231
                                                      ----------  ----------
NONINTEREST INCOME
Service charges                                           38,090      31,330
Other income                                               1,076       2,076
                                                      ----------  ----------
     Total noninterest income                             39,166      33,406
                                                      ----------  ----------
NONINTEREST EXPENSE
Compensation and employee benefits                       465,264     434,015
Occupancy                                                 57,716      57,788
Furniture and equipment expense                           44,753      36,404
Deposit insurance premiums                                 3,429       3,259
Supervisory examination, audit, and legal fees            39,863      39,110
Advertising and public relations                          24,892      18,586
Service bureau expense                                    86,428      62,806
Franchise, payroll, and other taxes                       45,340      47,052
Other expenses                                            61,876      66,644
                                                      ----------  ----------
     Total noninterest expense                           829,561     765,664
                                                      ----------  ----------
Income before income taxes                               244,757     238,973

INCOME TAXES                                              53,529      64,418
                                                      ----------  ----------
NET INCOME                                            $  191,228  $  174,555
                                                      ==========  ==========
EARNINGS PER SHARE
Basic                                                 $      .46  $      .36
                                                      ==========  ==========
Diluted                                               $      .45  $      .35
                                                      ==========  ==========
AVERAGE SHARES OUTSTANDING - BASIC                       420,136     485,412
                                                      ==========  ==========
AVERAGE SHARES OUTSTANDING - DILUTED                     429,061     495,017
                                                      ==========  ==========

See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Nine Months Ended December 31,
                                                         2001       2000

NET INCOME                                            $ 191,228  $ 174,555
                                                      ---------  ---------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:

    Unrealized holding gain (loss)
     arising during the period                          (11,067)   401,255
    Reclassification adjustment for gains
     included in net income                                  --         --
                                                      ---------  ---------
Other comprehensive income (loss)                       (11,067)   401,255
                                                      ---------  ---------
COMPREHENSIVE INCOME                                  $ 180,161  $ 575,810
                                                      =========  =========

See accompanying notes to the unaudited consolidated financial statements.

                        SISTERSVILLE BANCORP,  INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended December 31,
                                                                 2001         2000
OPERATING ACTIVITIES
Net income                                                 $   191,228  $   174,555
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, amortization, and accretion, net                63,603       54,910
  Provision for loan losses                                      1,150        1,150
  Deferred federal income taxes                                 (5,000)      (5,000)
  ESOP and RSP amortization                                     91,624       60,169
  Decrease (increase) in accrued interest receivable
   and other assets                                             10,629      (35,937)
  Increase (decrease) in accrued interest payable
   and other liabilities                                       (36,243)      12,440
                                                           -----------  -----------
     Net cash provided by operating activities                 316,991      262,287
                                                           -----------  -----------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                     (500,000)     (11,200)
Proceeds from the maturity or call of
 available-for-sale securities                                 450,000           --
Principal collected on mortgage-backed securities              161,924      118,417
Net increase in loans                                       (3,188,126)    (855,648)
Purchases of office properties and equipment                    (5,992)    (361,458)
                                                           -----------  -----------
     Net cash used for investing activities                 (3,082,194)  (1,109,889)
                                                           -----------  -----------
FINANCING ACTIVITIES
Net increase in deposits                                     5,138,650    2,163,203
Net Federal Home Loan Bank advance                           1,000,000     (250,000)
Dividends paid                                                (171,331)    (184,092)
Purchase of Treasury Stock                                    (210,802)    (666,678)
                                                           -----------  -----------
     Net cash provided by financing activities               5,756,517    1,062,433
                                                           -----------  -----------
     Change in cash and cash equivalents                     2,991,314      214,831

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                      1,125,056      389,071
                                                           -----------  -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $ 4,116,370  $   603,902
                                                           ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
  Interest on deposits and borrowings                      $   828,937  $   757,266
  Income taxes                                                  55,400      104,400

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

NOTE 2 - RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (the "FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Under SFAS No. 140, after a transfer of financial assets, an entity must recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement is generally effective for activity occurring after March 31, 2001. Earlier or retroactive application of this statement is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company.

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

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Initial application of this statement is as of the beginning of an entity's fiscal year. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 2001, and March 31, 2001
--------------------------------------------------------------------------
Total assets increased by $6.0 million to $39.7 million at December 31, 2001, from $33.7 million at March 31, 2001. Cash and cash equivalents increased by $3.0 million to $4.1 million at December 31, 2001, from $1.1 million at March 31, 2001. The increase represented the inflow of cash from customers' investment of funds in deposit accounts, advance from the Federal Home Loan Bank, and proceeds from the call of available-for-sale securities and principal collected on mortgage-backed securities offset by the outflow of cash from the increase in loan production, payment of dividends, and the purchase of available-for-sale securities and shares for treasury. Investment securities decreased $116,000 from $3.4 million at March 31, 2001, to $3.3 million at December 31, 2001. The decrease was the direct result of the call of U.S. agency obligations of $450,000 and the principal collected on mortgage-backed securities of $162,000, offset by the purchase of $500,000 in U.S. agency obligations. Net loans receivable increased $3.2 million to $30.2 million at December 31, 2001, from $27.0 million at March 31, 2001. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products.

Total liabilities increased $6.1 million to $30.7 million at December 31, 2001, from $24.6 million at March 31, 2001. The increase was the result of an advance from the Federal Home Loan Bank in the amount of $1.0 million and an increase in customer deposits of $5.1 million from $24.1 million at March 31, 2001, to $29.2 million at December 31, 2001. The increase in deposits is attributable to deposit growth at the Parkersburg branch office, which opened in May, 2000.

Stockholders' equity decreased by $110,000, from $9.1 million at March 31, 2001, to $9.0 million at December 31, 2001. The decrease was attributable to the payment of dividends of $171,000, purchase of shares for treasury of $211,000, and the decrease of $11,000 in the accumulated other comprehensive income, offset by net income of $191,000, and amortization of the ESOP and RSP of $92,000.

Comparison of the Results of Operations for the Three Months ended December 31,
-------------------------------------------------------------------------------
2001 and 2000
-------------
Net income increased by $1,000, or 1.6%, from net income of $65,000 for the three months ended December 31, 2000, to net income for the three months ended December 31, 2001, of $66,000.

Interest and dividend income increased $63,000, from $589,000 at December 31, 2000, to $652,000 at December 31, 2001. The increase is attributed to the increase in interest on loans of $80,000, or 15.3%, offset by the decrease in interest on investments of $17,000, or 29.7%. The increase in interest on loans is attributed to the average balance on loans increasing by $3.9 million to $30.0 million for the three-month period ended December 31, 2001, from $26.1 million for the same period in 2000. The decrease in interest on investments was due to the decrease in the average yield of 2.17 basis points offset by the increase in the average investments of $1.4 million, from $4.6 million for the three-month period ended December 31, 2000, to $6.0 million for the three-month period ended December 31, 2001.

Interest expense increased by $18,000, or 6.7%, for the three months ended December 31, 2001, to $283,000, from $265,000 at December 31, 2000. The increase is due to an increase in interest expense on deposits of $9,000, or 3.3%, for the three months ended December 31, 2001, to $270,000, from $261,000 for the same period in 2000, and an increase in interest expense on the Federal Home Loan Bank advance of $9,000. The increase in interest expense on deposits was the direct result of an increase in the average balance of deposits of $3.6 million, from $23.1 million for the three-month period ended December 31, 2000, to $26.7 million for the same period in 2001.

The increase in interest expense on the Federal Home Loan Bank advance from $4,000 for the three month period ended December 31, 2000, to $13,000 for the same period in 2001 was the result of an increase in the average balance of $612,000 for the period ended December 30, 2001.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased by $600 for the three months ended December 31, 2001, as compared to the same three months ended December 31, 2000.

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

Noninterest income increased by $3,000, or 27.5%, to $13,000 for the three-month period ended December 31, 2001, from $10,000 for the same period in 2000.

Noninterest expense increased by $33,000, or 13.3%, to $283,000 for the three months ended December 31, 2001, from $250,000 for the same period in 2000. Compensation and employee benefits increased by $28,000, or 20.2%, to $168,000 for the three months ended December 31, 2001, from $140,000 for the same period in 2000. The increase was attributable to the increase in compensation costs of $27,000 associated with the RSP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. As a result, RSP compensation expense would not have been recognized during the three-month period ending December 31, 2000. Service bureau expense increased $7,000, or 32.3%, from $21,000 for the period ended December 31, 2001, to $28,000 for the period ended December 31, 2001, due to the increase in activity from the opening of the new branch office and the related service bureau's charges on a per customer account basis.

Income tax expense increased by $13,000, or 68.5%, from $19,000 for the three months ended December 31, 2000, to $32,000 for the three months ended December 31, 2001.

Comparison of the Results of Operations for the Nine Months ended December 31,
------------------------------------------------------------------------------
2001 and 2000
-------------

Net income increased by $17,000, or 9.6%, from net income of $174,000 for the nine months ended December 31, 2000, to net income for the nine months ended December 31, 2001, of $191,000.

Interest and dividend income increased $153,000, or 8.8%, from $1.7 million at December 31, 2000, to $1.9 million at December 31, 2001. The increase is attributed to the increase in interest on loans of $191,000, or 12.4%, offset by the decrease in interest on investments of $39,000, or 23.6%. The increase in interest on loans is attributed to the average balance on loans increasing by $2.8 million to $28.7 million for the nine-month period ended December 31, 2001, from $25.9 million for the same period in 2000. The decrease in interest on investments was due to the decrease in the average yield of 1.65 basis points offset by the increase in the average investments of $903,000, from $4.2 million for the nine-month period ended December 31, 2000, to $5.1 million for the nine month-period ended December 31, 2001.

Interest expense increased by $89,000, or 11.7%, for the nine months ended December 31, 2001, to $847,000, from $758,000 at December 31, 2000. The increase is due to an increase in interest expense on deposits of $107,000, or 14.9%, for the nine months ended December 31, 2001, to $823,000, from $716,000 for the same period in 2000, offset by the decrease in interest expense on the Federal Home Loan Bank advance of $18,000, or 43.3%, for the nine months ended December 31, 2001, to $24,000, from $42,000 for the same period in 2000.

The increase in interest expense on deposits was the direct result of an increase in the average balance of deposits of $3.2 million, from $21.9 million for the nine-month period ended December 31, 2000, to $25.1 million for the same period in 2001. The decrease in interest expense on the Federal Home Loan Bank advance was the result of a decrease in the cost of funds of .82 basis points and the decrease in the average balance of $310,000, from $910,000 for the nine-month period ended December 31, 2000, to $600,000 for the same period in 2001.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased $350 to $1,500 for the nine months ended December 31, 2001, from $1,150 for the nine months ended December 31, 2000.

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

Noninterest income increased by $6,000, or 17.2%, to $39,000 for the nine-month period ended December 31, 2001, from $33,000 for the same period in 2000.

Noninterest expense increased $64,000, or 8.4%, to $830,000 for the nine months ended December 31, 2001, from $766,000 for the same period in 2000. Compensation and employee benefits increased by $31,000, or 7.2%, to $465,000 for the nine months ended December 31, 2001, from $434,000 for the same period in 2000. The increase was attributable to the increase in compensation costs of $11,000 associated with the RSP and $14,000 associated with the ESOP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. ESOP costs are allocated monthly and recognized at the fair value of Company stock. The increase in ESOP costs was the result of an increase in the fair value of Company stock for the nine months ended December 31, 2001, when compared to the same period in 2000. Service bureau expense increased $23,000, or 37.6%, from $63,000 for the period ended December 31, 2000, to $86,000 for the period ended December 31, 2001, due to the increase in activity from the opening of the new branch office and the related service bureau's charges on a per customer account basis. Furniture and equipment expense increased $9,000, or 22.9%, from $36,000 for the period ended December 31, 2000, to $45,000 for the period ended December 31, 2001, due to depreciation of furniture and equipment at the new branch office.

Income tax expense decreased by $10,000, or 16.9%, from $64,000 for the nine months ended December 31, 2000, to $54,000 for the nine months ended December 31, 2001.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $22.7 million. As of December 31, 2001, the Bank had $1.0 million in outstanding advances from the FHLB.

As of December 31, 2001, the Bank had $1.4 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 2001, the Bank exceeded the minimum capital ratios requirements imposed by the OTS. At December 31, 2001, the Bank's capital ratios were as follows:

                                       Bank
                                    Requirement        Actual

   Tangible capital                    1.50%           20.15%
   Core capital                        4.00%           20.15%
   Risk-based capital                  8.00%           40.62%

Risk Elements
-------------
A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans for which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower's ability to pay. There were no nonperforming assets outstanding as of December 31, 2001.

Management monitors impaired loans on a continual basis. As of December 31, 2001, the Company had no impaired loans. During the nine months ended December 31, 2001, loans increased $3.2 million and non-performing loans did not change and remained at -0-, while the allowance for loan losses increased $1,500 for the same period. The percentage of allowance for loan losses to loans outstanding remained .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                                    SISTERSVILLE BANCORP, INC.


Date: February 4, 2002              By:/s/ Stanley M. Kiser
                                    ------------------------------------
                                    Stanley M. Kiser
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


Date: February 4, 2002              By:/s/ Stanley M. Kiser
                                    ------------------------------------
                                    Stanley M. Kiser
                                    President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)