Form 10KSB
period 2002-03-31
SISTERSVILLE BANCORP INC
filed 2002-06-21
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the fiscal year ended March 31, 2002
                                --------------

[ ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from       to       .
                                                              ------   ------

Commission File No. 0-22535

                           SISTERSVILLE BANCORP, INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                         31-1516424
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer
or Organization)                                              Identification No.

726 Wells Street, Sistersville, West Virginia                      26175
---------------------------------------------                  -----------------
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                  (304) 652-3671
                                                               -----------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                   -------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,540,871.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $17.75 per share sale price of the registrant's Common Stock on May 31, 2002, was $6,077,298.

         As of June 3, 2002, there were 460,623 outstanding shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check on YES      NO  X
                                                                   ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 2002 (the "Annual Report"). (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 2002. (Part III)

                                     PART I

Item 1. Description of Business
-------------------------------

Forward Looking Statements

         Sistersville Bancorp, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                 At March 31,
                                            ------------------------------------------------------
                                                      2002                           2001
                                            -----------------------      -------------------------
                                                  $             %              $            %
                                                 ---           ---            ---          ---
                                                        (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  Construction............................    $ 1,000          3.20%       $   935          3.30%
  1-4 family                                   28,975         92.61         26,183         92.28
  Multi-family............................         --            --             --            --
  Commercial..............................         --            --             --            --
Consumer loans:
  Automobiles.............................        647          2.07            666          2.35
  Savings accounts........................        164           .52            169           .60
  Revolving loans                                 181           .58             97           .32
  Other...................................         27           .09             30           .11
Commercial................................        292           .93            294          1.04
                                              -------        ------        -------        ------
Total loans...............................     31,286        100.00%        28,374        100.00%
                                                             ======                       ======

Less:
Loans in process..........................       (769)                      (1,162)
Deferred loan origination fees and costs..        (74)                         (40)
Allowance for possible loan losses........       (178)                        (176)
                                              -------                      -------
  Total loans, net........................    $30,265                      $26,996
                                              =======                      =======

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at March 31, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $2.9 million and $3.4 million for the years ended March 31, 2002 and 2001, respectively. All mortgage loans are shown as maturing based on contractual maturities.


                                1-4 Family
                                Real Estate
                                 Mortgage       Construction      Consumer       Commercial         Total
                                ----------      ------------      --------       ----------         -----
                                                               (In Thousands)
Non-performing                     $    55          $    --        $     5             $ --         $    60
Amounts Due:
Within 3 months.............             5               --            163               --             168
3 months to 1 Year..........            11               --             23               --              34

After 1 year:
  1 to 3 years..............            42               --            236               --             278
  3 to 5 years..............           228               --            378               18             624
  5 to 10 years.............         3,042               --             63              204           3,309
  10 to 20 years............        15,052               --            138               70          15,260
  Over 20 years.............        10,540            1,000             13               --          11,553
                                   -------          -------        -------             ----         -------
Total amount due............       $28,975          $ 1,000         $1,019             $292         $31,286
                                   -------          -------        -------             ----         -------

Less:
Allowance for loan loss.....          (142)              --            (36)              --            (178)
Loans in process............          (268)            (501)            --               --            (769)
Deferred loan fees..........           (74)              --             --               --             (74)
                                   -------          -------        -------             ----         -------
Loans receivable, net.......       $28,491          $   499        $   983             $292         $30,265
                                   =======          =======        =======             ====         =======


         The following table sets forth the dollar amount of all loans due after March 31, 2003, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                             Floating or
                         Fixed Rates       Adjustable Rates     Total
                         -----------       ----------------     -----
                                            (In Thousands)
1-4 family..............     $28,904         $        --       $28,904
Commercial..............         292                  --           292
Construction............       1,000                  --         1,000
Consumer................         828                  --           828
                             -------         -----------       -------
  Total.................     $31,024         $        --       $31,024
                             =======         ===========       =======

         The following table shows the total loan originations, repayments, and sales activity by the Bank for the periods indicated:


                                                        Years Ended March 31,
                                                        2002            2001
                                                       ------          -----
                                                           (In Thousands)

Total gross loans receivable at beginning of period...    $28,374      $25,986
                                                          -------      -------

Loans originated:
  1-4 family residential..............................      6,155        3,082
  Construction loans..................................      2,777        1,841
  Consumer loans......................................        629          662
  Commercial business loans...........................         23          215
                                                          -------      -------
Total loans originated................................      9,584        5,800
Loan principal repayments.............................     (6,672)      (3,412)
Charge-offs...........................................         --           --
                                                          -------      -------
Net loan activity.....................................      2,912        2,388
                                                          -------      -------
Total gross loans receivable at end of period.........    $31,286      $28,374
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

         Commercial Loans. The Bank had three commercial loan participations as of March 31, 2002, totaling $292,000. These loans were made to a local fire department, a local municipality, and a local boosters corporation.

         Construction Lending. The Bank makes construction loans primarily for the construction of single- family dwellings. The Bank will permit owner-built construction loans. All of the Bank's construction loans at March 31, 2002 were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

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

         Construction lending is generally considered to involve a higher level of credit risk than one- to four- family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

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

         Loan Commitments. At March 31, 2002, the Bank had $721,000 in outstanding commitments to originate loans and $769,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire.

         Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2002, the Bank's lending limit for loans to one borrower was approximately $1.2 million.

         At March 31, 2002, the largest loan of the Bank was a $346,000 loan that was secured by the borrower's residence.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. At March 31, 2002, there were no nonaccrual loans, and loans past due greater than 90 days totalled $60,000 or .15% of total assets.

Non-performing Assets

         The following table sets forth information regarding non-accrual loans, real estate owned or other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                      March 31,
                                               ----------------------
                                                  2002        2001
                                               ---------  -----------
                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family..........................  $    --       $   --
  Multi-family.................................       --           --
  Commercial...................................       --           --
  Construction.................................       --           --
Consumer.......................................       --           --
Commercial.....................................       --           --
                                                 -------       ------
Total non-accrual loans........................       --           --
                                                 -------       ------
Accruing loans greater than 90 days past due:
Mortgage loans:
  One- to four-family..........................       55           --
  Multi-family.................................       --           --
  Commercial...................................       --           --
  Construction.................................       --           --
Consumer.......................................        5           --
Commercial.....................................       --           --
                                                 -------       ------
Total accruing loans greater than 90 days
  past due.....................................       60           --
                                                 -------       ------
Total non-performing loans.....................       60           --
Real estate acquired in settlement of loans....       --           --
                                                 -------       ------
Total non-performing assets....................       60           --
                                                 =======       ======
Total non-performing loans to total loans......     0.20%          --%
                                                 =======       ======
Total non-performing loans to total assets.....     0.15%          --%
                                                 =======       ======
Total non-performing assets to total assets....     0.15%          --%
                                                 =======       ======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $-0- for the year ended March 31, 2002, and $-0- was collected and included in the Bank's interest income from non-accrual loans for the year ended March 31, 2002.

Classified Assets

         OTS Regulations provided for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadvertently protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because a weakness exists that does not currently warrant classification in one of the aforementioned categories.

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

         On the basis of management's review of its assets, at March 31, 2002, the Bank had classified $47,000 of its assets as special mention, and $55,000 as substandard, but had not classified any of its assets as doubtful nor as loss.

Analysis of Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                                           At March 31,
                                                      --------------------
                                                        2002        2001
                                                      ---------- ---------


Total gross loans outstanding.....................    $31,286     $28,374
                                                      =======     =======
Average gross loans outstanding...................    $30,574     $26,943
                                                      =======     =======

Allowance balances (at beginning of  period)......    $   176         175
Provision (credit):
  Residential.....................................          2           1
  Commercial real estate..........................         --          --
  Consumer........................................         --          --
Charge-offs
  Residential.....................................         --          --
  Consumer........................................         --          --
  Commercial......................................         --          --
Recoveries:
  Residential.....................................         --          --
  Commercial real estate..........................         --          --
  Consumer........................................         --          --
                                                      -------     -------
Allowance balance (at end of period)..............    $   178     $   176
                                                      =======     =======
Allowance for loan losses as a percentage of total
   loans outstanding..............................       0.57%       0.62%
Net loans charged off as a percentage of average
   loans outstanding..............................         --%         --%


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

                                                  At March 31,
                              --------------------------------------------------
                                      2002                            2001
                              -------------------------  -----------------------
                                        Percent of                  Percent of
                                         Loans in                    Loans in
                                           Each                         Each
                                       Category to                  Category to
                              Amount    Total Loans       Amount    Total Loans
                              -----    ------------       ------    -----------
                                           (Dollars in Thousands)
Mortgages:
  One- to four-family........  $142         92.61%         $140        92.28%
  Construction...............    --          3.20            --         3.30
Consumer.....................    36          3.26            36         3.38
Commercial...................    --           .93            --         1.04
                               ----        ------          ----       ------
     Total...................  $178        100.00%         $176       100.00%
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

         The Bank's securities available for sale and investment securities held to maturity portfolios at March 31, 2002 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies. As of March 31, 2002, the Bank's investment portfolio was comprised of FHLMC stock, municipal securities, U.S. federal agency securities and mortgage-backed securities with a market value of $3.7 million.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. These quasi- governmental agencies guarantee the payment of principal and interest to investors.

         The Bank's mortgage-backed securities were classified as held to maturity and available for sale at March 31, 2002, and were issued by the Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         At March 31, 2002, the Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $104,000 and in its available for sale portfolio with an amortized cost of $588,000. The average yield on mortgage-backed securities at March 31, 2002, was 7.28%.

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investments.


                                                         At March 31,
                                                  -----------------------
                                                    2002            2001
                                                  ----------    ---------
                                                   (Dollars in Thousands)

Investment Securities:
  U.S. Agency Obligations.....................     $  982          $  961
  Municipal Securities........................        875             892
  FHLMC Stock.................................      1,148           1,234
                                                   ------          ------
   Total Investment Securities................      3,005           3,087

Interest-bearing Deposits.....................      4,532             843
Mortgage-backed Securities....................        104             174
Mortgage-backed Securities Held For Sale......        584             205
                                                   ------          ------
   Total Investments..........................     $8,225          $4,309
                                                   ======          ======

         The following table sets forth information regarding the carrying values, and weighted average yields and maturities of the Bank's investment securities portfolio at March 31, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 As of March 31, 2002
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less    One to Five Years   Five to Ten Years  More than Ten Years     Total Investment
                                                                                                                    Securities
                             ------------------   ------------------  -----------------  -------------------  ----------------------
                              Carrying  Average   Carrying   Average  Carrying  Average  Carrying  Average  Carrying Average  Market
                               Value     Yield     Value      Yield    Value     Yield    Value     Yield    Value    Yield    Value
                              -------   -------   -------    -------  -------   -------  -------   -------  -------  -------  ------
                                                 (Dollars in Thousands)

Investment Securities:
U.S. agency securities
  available for sale(1).......  $   --      --%    $307      5.21%     $ 99     6.60%   $  576     7.10%   $  982     6.46%   $  982
Municipal securities(1)(2)....      --      --       --        --        --       --       875     6.69       875     6.69       875
FHLMC Stock(1)................   1,148    1.34       --        --        --       --        --       --     1,148     1.34     1,148
Interest-bearing deposits in
  in other financial
  institutions(3).............   4,532    1.57       --        --        --       --        --       --     4,532     1.57     4,532
                                ------    ----     ----      ----      ----     ----    ------     ----    ------     ----    ------
                                 5,680    1.52      307      5.21        99     6.60     1,451     6.85     7,537     2.77    $7,537
Mortgage-backed securities(4).      --      --       --        --         6     8.63       682     7.27       688     7.28       691
                                ------    ----     ----      ----      ----     ----    ------     ----    ------     ----    ------
  Total.......................  $5,680    1.52%    $307      5.21%     $105     6.71%   $2,133     6.99%   $8,225     3.14%   $8,228
                                ======    ====     ====      ====      ====     ====    ======     ====    ======     ====    ======


--------------------
(1)  Recorded at market value.
(2)  Average yield is calculated on the tax equivalent yield.
(3)  Recorded at cost.
(4) Recorded at cost, except for available-for-sale securities of $5,626 with a maturity of five to ten years and $98,268 with a maturity of more than ten years which are recorded at market value.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank also derives funds from the amortization and repayment of loans, sales, maturities, and calls of securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including savings accounts, NOW accounts, money market accounts, and time deposits or certificate of deposit accounts.

Borrowings

         The Bank obtained an advance from the FHLB of Pittsburgh to supplement its supply of lendable funds. The borrowing is a fixed interest obligation. The advance matures on July 13, 2004, while interest payments are payable quarterly on the outstanding principal balance. At March 31, 2002, the Bank had no borrowings outstanding from the FHLB of Pittsburgh.

Personnel

         At March 31, 2002, the Bank had 12 full-time and 6 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk- weighted assets. At March 31, 2002, the Bank was in compliance with these regulatory capital requirements.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2002, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its main office located at 726 Wells Street, Sistersville, West Virginia and a branch office located at 2904 Pike Street, Parkersburg, West Virginia. Both offices are owned by the Bank.

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile" and "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2002 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

         (d)      Securities Authorized  for Issuance  Under Equity Compensation
                  Plans

         Set forth below is  information  as of March 31,  2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                                 EQUITY COMPENSATION PLAN INFORMATION

                                              (a)                     (b)                           (c)
                                     Number of securities       Weighted-average       Number of securities remaining
                                       to be issued upon       exercise price of       available for future issuance
                                          exercise of             outstanding         under equity compensation plans
                                     outstanding options,      options, warrants           (excluding securities
                                     warrants and rights          and rights             reflected in column (a))
                                     --------------------         -----------            ------------------------
Equity compensation plans
approved by shareholders (1).......         56,741                  $15.7697                        9,401
Equity compensation plans
not approved by shareholders.......           n/a                      n/a                           n/a
                                            ------                  --------                        -----
     TOTAL........................          56,741                  $15.7697                        9,401
                                            ======                  ========                        =====


---------------
(1) Represents the number of options granted under the Stock Option Plan, which was approved by stockholders on July 16, 1998. In addition, as of March 31, 2002, grants of 23,979 shares of restricted stock had been made under the First Federal Savings Bank Restricted Stock Plan (the "RSP") and 2,478 shares remained available for reward. Directors, officers, and employees who terminate their employment with the Bank shall forfeit the right to any shares which were awarded but not earned, except in the event of death, disability, retirement, or a change in control of the Bank or the Registrant. The Bank granted a total of 23,185 shares of common stock on July 16, 1998, of which 4,637 became immediately vested under the plan. Remaining shares become earned and non-forfeitable over a four-year period on each anniversary date of the award beginning July 16, 1999. The RSP shares purchased in the conversion initially will be excluded from stockholders' equity. In July 2001, an additional 1,323 shares were awarded of which 529 shares were forfeited. These shares become earned and non-forfeitable over a 5-year period on each anniversary date of the award beginning July 16, 2002. The Registrant recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are earned and recorded as an addition to stockholders' equity. In July 2000, the Board of Directors adopted a resolution to defer vesting of plan shares to all agreeing plan participants. RSP share vesting was deferred through July 2001. Net compensation expense attributable to the RSP amounted to $56,930 for the year ended March 31, 2002.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 2002, are incorporated herein by reference and also in Item 7 of this report:

                           Report of Independent Auditors

                           Consolidated  Balance  Sheet  at March  31,  2002 and
                           2001.

                           Consolidated Statements of Income for the Years Ended March 31, 2002 and 2001.

                           Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2002 and 2001.

                           Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2002 and 2001.

                           Consolidated Statements of Cash Flows for the Years Ended March 31, 2002 and 2001.

                           Notes to Consolidated Financial Statements.

                  2. Except for Exhibit 11 below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.




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

                  13       Annual Report to Stockholders for the Fiscal Year Ended March 31, 2002

                  21       Subsidiaries of the Registrant

                  23       Consent of S.R. Snodgrass, A.C.

         (b)      Reports on Form 8-K

                  None.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
** Incorporated by reference to the exhibits to the proxy statement for the 1998 Annual Meeting of Stockholders held on July 16, 1998 and filed with the SEC on June 2, 1998 (File No. 0-22535).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 20, 2002.

                             SISTERSVILLE BANCORP, INC.



                             By:/s/ Stanley M. Kiser
                                -----------------------------------------------
                                Stanley M. Kiser
                                President, Chief Executive
                                Officer, and Director (Duly
                                Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 20, 2002.




/s/ Stanley  M. Kiser                      /s/ Charles P. LaRue
---------------------------------------    -------------------------------------
Stanley M. Kiser                           Charles P. LaRue
President, Chief Executive Officer,        Director
and Chairman (Principal Executive
Officer)



/s/ Ellen E. Thistle                       /s/ Michael A. Melrose
---------------------------------------    -------------------------------------
Ellen E. Thistle                           Michael A. Melrose
Director                                   Director



/s/ David W. Miller
---------------------------------------
David W. Miller
Director