Form 10QSB
period 2002-06-30
SISTERSVILLE BANCORP INC
filed 2002-08-08
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                    726 Wells Street, Sistersville, WV 26175
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (304) 652-3671
                           ---------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court. Yes   X   No
                                                   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class: Common Stock, par value $.10 per share
     Outstanding at August 2, 2002: 460,623 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX

                                                                             Page
                                                                            Number
                                                                          ---------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets (Unaudited) as of
              June 30, 2002, and March 31, 2002                                  3

           Consolidated Statements of Income (Unaudited)
              for the Three Months ended June 30, 2002 and 2001                  4

           Consolidated Statements of Comprehensive Income (Unaudited)
              for the Three Months ended June 30, 2002 and 2001                  5

           Consolidated Statements of Cash Flows (Unaudited)
              for the Three Months ended June 30, 2002 and 2001                  6

           Notes to Unaudited Consolidated Financial Statements               7 - 8

  Item 2.  Management's Discussion and Analysis                               9 - 12


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                    12

  Item 2.  Changes in Securities                                                12

  Item 3.  Defaults Upon Senior Securities                                      12

  Item 4.  Submission of Matters to a Vote of Security Holders                  12

  Item 5.  Other Information                                                    12

  Item 6   Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                      13

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             June 30,           March 31,
                                                                               2002               2002
                                                                           ------------       -------------
ASSETS
Cash and Cash Equivalents:
 Cash and amounts due from banks                                           $    302,641       $     302,562
 Interest-bearing deposits with other institutions                            3,132,090           4,531,561
                                                                           ------------       -------------
       Total cash and cash equivalents                                        3,434,731           4,834,123
                                                                           ------------       -------------

Investment Securities:
 Securities held-to-maturity (fair value of $99,274
  and $107,001, respectively)                                                    95,775             103,894
 Securities available-for-sale                                                7,847,847           3,589,205
                                                                           ------------       -------------
       Total investment securities                                            7,943,622           3,693,099
                                                                           ------------       -------------

Loans receivable, (net of allowance for loan losses
 of $178,700 and $178,100, respectively)                                     30,714,524          30,264,877
Office properties and equipment, net                                          1,592,348           1,581,909
Accrued interest receivable (net of reserve for
 uncollected interest of $1,808 and $1,314, respectively)                       236,180             215,253
Other assets                                                                    310,148             291,768
                                                                           ------------       -------------

       TOTAL ASSETS                                                        $ 44,231,553       $  40,881,029
                                                                           ============       =============

LIABILITIES
Deposits                                                                   $ 34,609,783       $  31,344,131
Deferred income taxes                                                           352,322             326,474
Accrued interest payable and other liabilities                                  106,019             133,648
                                                                           ------------       -------------

       TOTAL LIABILITIES                                                     35,068,124          31,804,253
                                                                           ------------       -------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
 500,000 shares authorized, none issued                                              --                  --
Common Stock, $.10 par value;
 2,000,000 shares authorized, 661,428 issued;
 460,623 outstanding                                                             66,143              66,143
Additional paid-in capital                                                    6,230,143           6,213,295
Treasury Stock, at cost (200,805 shares)                                     (2,644,227)         (2,644,227)
Retained Earnings - substantially restricted                                  5,116,123           5,128,824
Unearned Employee Stock Ownership Plan shares (ESOP)                           (247,638)           (260,866)
Unearned Restricted Stock Plan shares (RSP)                                    (120,677)           (137,467)
Accumulated other comprehensive income                                          763,562             711,074
                                                                           ------------       -------------

       TOTAL STOCKHOLDERS' EQUITY                                             9,163,429           9,076,776
                                                                           ------------       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 44,231,553       $  40,881,029
                                                                           ============       =============

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         Three Months Ended June 30,
                                                                         2002                  2001
                                                                       ----------           ----------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                            $600,034             $543,368
   Taxable interest on investments                                        65,426               33,501
   Nontaxable interest on loans                                            4,014                2,524
   Nontaxable interest on investments                                     10,268               10,281
   Dividends on Federal Home Loan Bank Stock                               2,233                4,187
   Dividends on Federal Home Loan Mortgage Corporation Stock               3,416                3,822
                                                                        --------             --------
       Total interest and dividend income                                685,391              597,683
                                                                        --------             --------

INTEREST EXPENSE
   Deposits                                                              282,627              277,465
                                                                        --------             --------
       Total interest expense                                            282,627              277,465
                                                                        --------             --------

NET INTEREST INCOME                                                      402,764              320,218

Provision for loan losses                                                    600                  300
                                                                        --------             --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      402,164              319,918
                                                                        --------             --------

NONINTEREST INCOME
   Service charges                                                        19,145               12,390
   Other income                                                              477                  341
                                                                        --------             --------
       Total noninterest income                                           19,622               12,731
                                                                        --------             --------

NONINTEREST EXPENSE
   Compensation and employee benefits                                    170,020              142,076
   Occupancy                                                              23,198               20,280
   Furniture and equipment expense                                        17,020               14,288
   Deposit insurance premiums                                              1,292                1,102
   Supervisory examination, audit, and legal fees                         15,870               13,845
   Advertising and public relations                                        8,054                8,329
   Service bureau expense                                                 31,367               30,608
   Franchise, payroll, and other taxes                                    14,274               16,051
   Other expenses                                                         20,266               23,626
                                                                        --------             --------
       Total noninterest expense                                         301,361              270,205
                                                                        --------             --------

Income before income taxes                                               120,425               62,444

Income taxes                                                              39,010               12,001
                                                                        --------             --------

NET INCOME                                                              $ 81,415             $ 50,443
                                                                        ========             ========

EARNINGS PER SHARE
   Basic                                                                $    .19             $    .12
                                                                        ========             ========
   Diluted                                                              $    .18             $    .12
                                                                        ========             ========
AVERAGE SHARES OUTSTANDING - BASIC                                       427,007              417,379
                                                                        ========             ========
AVERAGE SHARES OUTSTANDING - DILUTED                                     441,112              426,856
                                                                        ========             ========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                               Three Months Ended June 30,
                                                                                  2002            2001
                                                                              ------------    -------------
NET INCOME                                                                    $     81,415    $      50,443
                                                                              ------------    -------------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during the period                     52,488           44,139
       Reclassification adjustment for gains included in net income                     --               --
                                                                              ------------    -------------

Other comprehensive income (loss)                                                   52,488           44,139
                                                                              ------------    -------------

COMPREHENSIVE INCOME                                                          $    133,903    $      94,582
                                                                              ============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended June 30,
                                                                             2002             2001
                                                                       --------------   ---------------
OPERATING ACTIVITIES
   Net income                                                          $       81,415   $       50,443
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation, amortization, and accretion, net                              25,590           20,989
   Provision for loan losses                                                      600              300
   ESOP and RSP amortization                                                   46,866           16,449
   Decrease (increase) in accrued interest receivable
       and other assets                                                       (39,307)          20,831
   Increase (decrease) in accrued interest payable
       and other liabilities                                                  (27,629)         (29,977)
                                                                       --------------   --------------

       Net cash provided by operating activities                               87,535           79,035
                                                                       --------------   --------------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                               (4,326,005)        (100,000)
   Principal collected on mortgage-backed securities                           50,076           81,768
   Proceeds from maturity or call of available-for-sale securities            100,000               --
   Net increase in loans                                                     (450,247)        (703,970)
   Purchases of office properties and equipment                               (32,287)          (2,263)
                                                                       --------------   --------------

       Net cash used for investing activities                              (4,658,463)        (724,465)
                                                                       --------------   --------------

FINANCING ACTIVITIES
   Net increase in deposits                                                 3,265,652        1,043,457
   Dividends paid                                                             (94,116)         (85,401)
   Purchase of Treasury Stock                                                      --         (210,802)
                                                                       --------------   --------------

       Net cash provided by financing activities                            3,171,536          747,254
                                                                       --------------   --------------

       Change in cash and cash equivalents                                 (1,399,392)         101,824

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                   4,834,123        1,125,056
                                                                       --------------   --------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $    3,434,731   $    1,226,880
                                                                       ==============   ==============



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid during the period for:
       Interest on deposits and borrowings                             $      288,870   $      274,252
       Income taxes                                                            51,000            5,200

              See accompanying notes to the unaudited consolidated
                             financial statements.

                           SISTERSVILLE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Sistersville Bancorp, Inc. (the "Company"), include its wholly-owned subsidiary, First Federal Savings Bank (the "Bank"). All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2003.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2002, and related notes which are included in the Company's Annual Report on Form 10-KSB (file no. 0-22535).

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

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets," but it does carry forward some guidance from that statement. This statement requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Under SFAS No. 142, goodwill is not amortized and intangible assets with a finite useful life are amortized and those intangible assets with an infinite life are not amortized. This statement is generally effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The provisions of this statement shall be initially applied at the beginning of a fiscal year; retroactive application is not permitted. The adoption of SFAS No. 142 did not have a material impact on the Company.

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

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," and the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This statement is generally effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the Company.

The FASB also issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is generally effective for financial statements issued on or after May 15, 2002. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company.

NOTE 3 - SUBSEQUENT EVENT

On July 1, 2002, the Board of Directors of the Bank implemented the First Federal Savings Bank Directors Consultation and Retirement Plan. The terms of the plan required the Bank to incur benefits expense in the amount of $57,000, net of tax, as of that date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 2002, and March 31, 2002

Total assets increased by $3.4 million to $44.2 million at June 30, 2002, from $40.8 million at March 31, 2002. Cash and cash equivalents decreased by $1.4 million to $3.4 million at June 30, 2002, from $4.8 million at March 31, 2002. The decrease represented the outflow of cash from the increase in loan production, payment of dividends, and the purchase of available-for-sale securities offset by the inflow of cash from customers' investment of funds in deposit accounts, and proceeds from the call of available-for-sale securities and principal collected on mortgage-backed securities. Investment securities increased $4.2 million from $3.7 million at March 31, 2002, to $7.9 million at June 30, 2002. The increase was the direct result of the purchase of $3.3 million in U.S. agency obligations and $1.0 million in mortgage-backed securities offset by the call of U.S. agency obligations of $100,000 and the principal collected on mortgage-backed securities of $50,000. Net loans receivable increased $450,000 to $30.7 million at June 30, 2002, from $30.3 million at March 31, 2002. The increase in loans was attributable to an increase in one-to-four family residential mortgage loans and other consumer loans. Such increases primarily reflect the economic health of the Bank's market area and competitive pricing of the Bank's loan products.

Total liabilities increased $3.3 million to $35.1 million at June 30, 2002, from $31.8 million at March 31, 2002. The increase was the direct result of an increase in customer deposits of $3.3 million from $31.3 million at March 31, 2002, to $34.6 million at June 30, 20002. The increase in deposits is attributable to the relatively stable interest rates offered by the Bank on deposit accounts as compared to alternative investment products.

Stockholders' equity increased by $87,000, from $9.1 million at March 31, 2002, to $9.2 million at June 30, 2002. The increase was attributable to net income of $81,000, amortization of the ESOP and RSP of $47,000, and an increase of $53,000 in accumulated other comprehensive income, offset by the payment of dividends of $94,000.

Comparison of the Results of Operations for the Three Months ended June 30, 2002 and 2001

Net income increased by $31,000, or 61.4%, from net income of $50,000 for the three months ended June 30, 2001, to net income for the three months ended June 30, 2002, of $81,000.

Interest and dividend income increased $87,000, from $598,000 at June 30, 2001, to $685,000 at June 30, 2002. The increase is attributed to the increase in interest on loans of $58,000, or 10.7%, and the increase in interest on investments of $32,000, or 72.9%. The increase in interest on loans is attributed to the average balance on loans increasing by $3.3 million to $30.6 million for the three-month period ended June 30, 2002, from $27.3 million for the same period in 2001. The increase in interest on investments was due to the increase in the average investments of $5.3 million, from $4.7 million for the three-month period ended June 30, 2001, to $10.0 million for the three-month period ended June 30, 2002, offset by the decrease in the average yield on investments of 111 basis points from 4.36% for the three months ended June 30, 2001, to 3.25% for the three months ended June 30, 2002.

Interest expense increased by $5,000, or 1.9%, for the three months ended June 30, 2002, to $283,000, from $278,000 at June 30, 2001, due to an increase in interest expense on deposits. The increase in interest expense on deposits was the direct result of an increase in the average balance of interest-bearing deposits of $8.4 million, from $23.9 million for the three-month period ended June 30, 2001, to $32.3 million for the same period in 2002, offset by the 114 basis point decrease in the cost of funds from 4.64% for the three months ended June 30, 2001, to 3.50% for the three months ended June 30, 2002.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased by $300 for the three months ended June 30, 2002, as compared to the same three months ended June 30, 2001.

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

Noninterest income increased by $7,000, or 54.1%, to $20,000 for the three-month period ended June 30, 2002, from $13,000 for the same period in 2001.

Noninterest expense increased by $31,000, or 11.5%, to $301,000 for the three months ended June 30, 2002, from $270,000 for the same period in 2001. Compensation and employee benefits increased by $28,000, or 19.7%, to $170,000 for the three months ended June 30, 2002, from $142,000 for the same period in 2001. The increase was partly attributable to the increase in compensation costs of $17,000 associated with the RSP and $5,000 associated with the ESOP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. As a result, RSP compensation expense would not have been recognized during the three-month period ending June 30, 2001. ESOP costs are recognized monthly based on the fair value of Company stock. The increase in ESOP costs is the direct result of an increase in the fair value of Company stock during the three-month period ending June 30, 2002, as compared to the same period in 2001. The increase in compensation and employee benefits is also attributable to an increase in pension expense in the amount of $6,000.

Income tax expense increased by $27,000, from $12,000 for the three months ended June 30, 2001, to $39,000 for the three months ended June 30, 2002.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, amortization and repayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $24.3 million. As of June 30, 2002, the Bank had no outstanding advances from the FHLB.

As of June 30, 2002, the Bank had $1.2 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 2002, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 2002, the Bank's capital ratios were as follows:

                                             Bank
                                          Requirement       Actual
                                          -----------       ------

        Tangible capital                     1.50%           18.65%
        Core capital                         4.00%           18.65%
        Risk-based capital                   8.00%           40.98%

Risk Elements

The table below presents information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans for which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower's ability to pay.

                                                                     June 30,          March 31,
                                                                       2002              2002
                                                                   --------------   -------------
                                                                        (dollars in thousands)
Loans on non-accrual basis                                          $           -    $          -
Loans past due 90 days or more                                                 31              60
Renegotiated loans                                                              -               -
                                                                    -------------    ------------

Total non-performing loans                                                     31              60
                                                                    -------------    ------------

Other real estate                                                               -               -
Repossessed assets                                                              -               -
                                                                    -------------    ------------

Total non-performing assets                                         $          31    $         60
                                                                    =============    ============

Non-performing loans as a percent of total loans                              .10%            .20%
                                                                         ========         =======

Non-performing assets as a percent of total assets                            .07%            .15%
                                                                         ========         =======

Allowance for loan losses to non-performing loans                          577.42%         296.67%
                                                                         ========         =======

Management monitors impaired loans on a continual basis. As of June 30, 2002, the Company had no impaired loans. During the three months ended June 30, 2002, loans increased $500,000 and non-performing loans decreased $29,000, while the allowance for loan losses increased $600 for the same period. The percentage of allowance for loan losses to loans outstanding remained at .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                              SISTERSVILLE BANCORP, INC.

Date: August 2, 2002          By: /s/ Stanley M. Kiser
                                 -----------------------------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)


Date: August 2, 2002          By: /s/ Stanley M. Kiser
                                 -----------------------------------------------
                                   Stanley M. Kiser
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)