Form 10QSB/A
period 2002-06-30
SISTERSVILLE BANCORP INC
filed 2002-08-14
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
             ------------------------------------------------------
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

       (a) List of Exhibits:

                    99.1 Independent Accountant's Report

                    99.2 Certification Pursuant to 18 U.S.C.ss.1350, As Adopted
                         Pursuant to Section 906 of the Sarbanes-Oxley Act of
                         2002

       (b) Report on Form 8-K

                    NONE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SISTERSVILLE BANCORP, INC.

Date: August 13, 2002                   By: /s/ Stanley M. Kiser
                                            -----------------------------------
                                            Stanley M. Kiser
                                            President and Chief
                                            Executive Officer
                                            (Duly Authorized Officer)




Date: August 13, 2002                   By: /s/ Stanley M. Kiser
                                            -----------------------------------
                                            Stanley M. Kiser
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive and
                                            Financial Officer)