Form 10QSB
period 2002-09-30
SISTERSVILLE BANCORP INC
filed 2002-11-08
CIK 1035372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

       Class: Common Stock, par value $.10 per share
       Outstanding at October 31, 2002: 437,592 shares

                           SISTERSVILLE BANCORP, INC.

                                      INDEX

                                                                             Page
                                                                            Number
                                                                          ----------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets (Unaudited) as of
             September 30, 2002, and March 31, 2002                             3

           Consolidated Statements of Income (Unaudited)
             for the Three Months ended September 30, 2002 and 2001             4

           Consolidated Statements of Comprehensive Income (Unaudited)
             for the Three Months ended September 30, 2002 and 2001             5

           Consolidated Statements of Income (Unaudited)
             for the Six Months ended September 30, 2002 and 2001               6

           Consolidated Statements of Comprehensive Income (Unaudited)
             for the Six Months ended September 30, 2002 and 2001               7

           Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months ended September 30, 2002 and 2001               8

           Notes to Unaudited Consolidated Financial Statements              9  - 10

  Item 2.  Management's Discussion and Analysis                              11 - 14

  Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                   16

  Item 2.  Changes in Securities                                               16

  Item 3.  Defaults Upon Senior Securities                                     16

  Item 4.  Submission of Matters to a Vote of Security Holders                 16

  Item 5.  Other Information                                                   16

  Item 6   Exhibits and Reports on Form 8-K                                    16

SIGNATURES

CERTIFICATION

                           SISTERSVILLE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    September 30,           March 31,
                                                                        2002                  2002
                                                                   ----------------      ----------------
ASSETS
Cash and Cash Equivalents:
   Cash and amounts due from banks                                 $        290,669      $        302,562
   Interest-bearing deposits with other institutions                      3,148,104             4,531,561
                                                                   ----------------      ----------------
       Total cash and cash equivalents                                    3,438,773             4,834,123
                                                                   ----------------      ----------------

Investment Securities:
   Securities held-to-maturity (fair value of $90,672
     and $107,001, respectively)                                             88,344               103,894
   Securities available-for-sale                                          9,760,623             3,589,205
                                                                   ----------------      ----------------
       Total investment securities                                        9,848,967             3,693,099
                                                                   ----------------      ----------------

Loans receivable, (net of allowance for loan losses
   of $177,900 and $178,100, respectively)                               30,302,906            30,264,877
Office properties and equipment, net                                      1,584,877             1,581,909
Accrued interest receivable (net of reserve for
   uncollected interest of $2,481 and $1,314, respectively)                 281,678               215,253
Other assets                                                                310,132               291,768
                                                                   ----------------      ----------------

       TOTAL ASSETS                                                $     45,767,333      $     40,881,029
                                                                   ================      ================

LIABILITIES
Deposits                                                           $     36,395,170      $     31,344,131
Deferred income taxes                                                       319,501               326,474
Accrued interest payable and other liabilities                              218,793               133,648
                                                                   ----------------      ----------------

       TOTAL LIABILITIES                                                 36,933,464            31,804,253
                                                                   ----------------      ----------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value;
   500,000 shares authorized, none issued                                        --                    --
Common Stock, $.10 par value;
    2,000,000 shares authorized, 661,428 issued;
    437,592 outstanding                                                      66,143                66,143
Additional paid-in capital                                                6,239,165             6,213,295
Treasury Stock, at cost (223,836 shares)                                 (3,036,271)           (2,644,227)
Retained Earnings - substantially restricted                              5,195,289             5,128,824
Unearned Employee Stock Ownership Plan shares (ESOP)                       (237,241)             (260,866)
Unearned Restricted Stock Plan shares (RSP)                                (103,505)             (137,467)
Accumulated other comprehensive income                                      710,289               711,074
                                                                   ----------------      -----------------

       TOTAL STOCKHOLDERS' EQUITY                                         8,833,689             9,076,776
                                                                   ----------------      ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     45,767,333      $     40,881,029
                                                                   ================      ================


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended September 30,
                                                                   2002            2001
                                                              ------------    ------------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                  $    578,911    $    579,158
   Taxable interest on investments                                 102,471          32,221
   Nontaxable interest on loans                                      3,801           4,359
   Nontaxable interest on investments                               10,235          10,249
   Dividends on Federal Home Loan Bank Stock                         2,276           4,236
   Dividends on Federal Home Loan Mortgage Corporation Stock         3,985           3,822
                                                              ------------    ------------
       Total interest and dividend income                          701,679         634,045
                                                              ------------    ------------

INTEREST EXPENSE
   Deposits                                                        285,884         275,296
   Federal Home Loan Bank advance                                       --          11,178
                                                              ------------    ------------
       Total interest expense                                      285,884         286,474
                                                              ------------    ------------

NET INTEREST INCOME                                                415,795         347,571

Provision for loan losses                                              600             300
                                                              ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                415,195         347,271
                                                              ------------    ------------

NONINTEREST INCOME
   Service charges                                                  20,342          12,907
   Other income                                                        681             333
   Gain on call and sale of available-for-sale securities           91,007              --
                                                              ------------    ------------
       Total noninterest income                                    112,030          13,240
                                                              ------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                              259,135         155,331
   Occupancy                                                        24,461          18,756
   Furniture and equipment expense                                  21,552          15,494
   Deposit insurance premiums                                        1,351           1,152
   Supervisory examination, audit, and legal fees                   16,710          12,823
   Advertising and public relations                                  8,750           9,339
   Service bureau expense                                           31,692          28,076
   Franchise, payroll, and other taxes                              16,209          14,369
   Other expenses                                                   27,503          21,265
                                                              ------------    ------------
       Total noninterest expense                                   407,363         276,605
                                                              ------------    ------------

Income before income taxes                                         119,862          83,906

Income taxes                                                        40,696           9,038
                                                              ------------    ------------

NET INCOME                                                    $     79,166    $     74,868
                                                              ============    ============

EARNINGS PER SHARE
   Basic                                                      $        .19    $        .18
                                                              ============    ============
   Diluted                                                    $        .19    $        .17
                                                              ============    ============
AVERAGE SHARES OUTSTANDING - BASIC                                 414,850         419,507
                                                              ============    ============
AVERAGE SHARES OUTSTANDING - DILUTED                               425,066         429,502
                                                              ============    ============

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months Ended September 30,
                                                               2002          2001
                                                            ----------   -----------
NET INCOME                                                  $   79,166   $    74,868
                                                            ----------   -----------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss)                          (22,331)      (41,069)
       Less: Reclassification adjustment for
         (loss) gain included in net income                     30,942            --
                                                            ----------   -----------

Other comprehensive income (loss)                              (53,273)      (41,069)
                                                            ----------   -----------

COMPREHENSIVE INCOME                                        $   25,893   $    33,799
                                                            ==========   ===========

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Six Months Ended September 30,
                                                                       2002            2001
                                                                  -------------    ------------
INTEREST AND DIVIDEND INCOME
   Taxable interest on loans                                      $   1,178,945    $  1,122,526
   Taxable interest on investments                                      167,896          65,722
   Nontaxable interest on loans                                           7,815           6,883
   Nontaxable interest on investments                                    20,503          20,530
   Dividends on Federal Home Loan Bank Stock                              4,509           8,423
   Dividends on Federal Home Loan Mortgage Corporation Stock              7,402           7,645
                                                                  -------------    ------------
       Total interest and dividend income                             1,387,070       1,231,729
                                                                  -------------    ------------

INTEREST EXPENSE
   Deposits                                                             568,512         552,761
   Federal Home Loan Bank advance                                            --          11,178
                                                                  -------------    ------------
       Total interest expense                                           568,512         563,939
                                                                  -------------    ------------

NET INTEREST INCOME                                                     818,558         667,790

Provision for loan losses                                                 1,200             600
                                                                  -------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     817,358         667,190
                                                                  -------------    ------------

NONINTEREST INCOME
   Service charges                                                       39,487          25,297
   Other income                                                           1,224             674
   Gain on sale of available-for-sale securities                         91,007              --
                                                                  -------------    ------------
       Total noninterest income                                         131,718          25,971
                                                                  -------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                                   429,155         297,406
   Occupancy                                                             47,659          39,035
   Furniture and equipment expense                                       38,572          29,782
   Deposit insurance premiums                                             2,644           2,254
   Supervisory examination, audit, and legal fees                        32,579          26,668
   Advertising and public relations                                      16,804          17,669
   Service bureau expense                                                63,059          58,684
   Franchise, payroll, and other taxes                                   30,482          30,420
   Other expenses                                                        47,836          44,893
                                                                  -------------    ------------
       Total noninterest expense                                        708,790         546,811
                                                                  -------------    ------------

Income before income taxes                                              240,286         146,350

Income taxes                                                             79,706          21,039
                                                                  -------------    ------------

NET INCOME                                                        $     160,580    $    125,311
                                                                  =============    ============

EARNINGS PER SHARE
   Basic                                                          $         .38    $        .30
                                                                  =============    ============
   Diluted                                                        $         .37    $        .29
                                                                  =============    ============
AVERAGE SHARES OUTSTANDING - BASIC                                      420,929         418,443
                                                                  =============    ============
AVERAGE SHARES OUTSTANDING - DILUTED                                    433,125         428,179
                                                                  =============    ============

   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                           Six Months Ended September 30,
                                                                  2002          2001
                                                             -----------    ------------
NET INCOME                                                   $   160,580    $    125,311
                                                             -----------    ------------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) during the period           30,157           3,070
       Less: reclassification adjustment for
          (loss) gain included in net income                      30,942              --
                                                             -----------    ------------

Other comprehensive income (loss)                                   (785)          3,070
                                                             -----------    ------------

COMPREHENSIVE INCOME                                         $   159,795    $    128,381
                                                             ===========    ============


   See accompanying notes to the unaudited consolidated financial statements.

                           SISTERSVILLE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended September 30,
                                                                              2002           2001
                                                                        -------------   --------------
OPERATING ACTIVITIES
   Net income                                                           $     160,580   $   125,311
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation, amortization, and accretion, net                              59,418        41,926
   Gain on maturity or call of available-for-sale securities                  (91,007)           --
   Provision for loan losses                                                    1,200           600
   Deferred federal income taxes                                                   --        (5,000)
   ESOP and RSP amortization                                                   83,457        46,431
   Decrease (increase) in accrued interest receivable
       and other assets                                                       (84,789)        4,976
   Increase (decrease) in accrued interest payable
       and other liabilities                                                   85,147       (28,805)
                                                                        -------------   -----------

       Net cash provided by operating activities                              214,006       185,439
                                                                        -------------   -----------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                               (7,064,946)     (100,000)
   Principal collected on mortgage-backed securities                          165,578       130,958
   Proceeds from maturity or call of available-for-sale securities            811,540       450,000
   Net increase in loans                                                      (39,229)   (2,572,446)
   Purchases of office properties and equipment                               (47,178)       (5,992)
                                                                        -------------   -----------

       Net cash used for investing activities                              (6,174,235)   (2,097,480)
                                                                        -------------   -----------

FINANCING ACTIVITIES
   Net increase in deposits                                                 5,051,039     2,062,400
   Net Federal Home Loan Bank advance                                              --     1,000,000
   Dividends paid                                                             (94,116)      (85,400)
   Purchase of Treasury Stock                                                (392,044)     (210,802)
                                                                        -------------   -----------

       Net cash provided by financing activities                            4,564,879     2,766,198
                                                                        -------------   -----------

       Change in cash and cash equivalents                                 (1,395,350)      854,157

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                   4,834,123     1,125,056
                                                                        -------------   -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $   3,438,773   $ 1,979,213
                                                                        =============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
       Interest on deposits and borrowings                              $     289,694   $   547,908
       Income taxes                                                            72,000        37,800

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

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity's commitment to an exit plan. The effective date of this Statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes the adoption of this Statement will not have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at September 30, 2002, and March 31, 2002

Total assets increased by $4.9 million to $45.8 million at September 30, 2002, from $40.9 million at March 31, 2002. Cash and cash equivalents decreased by $1.4 million to $3.4 million at September 30, 2002, from $4.8 million at March 31, 2002. The decrease represented the outflow of cash from the increase in loan production, payment of dividends, and the purchase of available-for-sale securities, office properties and equipment, and shares for treasury offset by the inflow of cash from operating activities, customers' investment of funds in deposit accounts, proceeds from the maturity or call of available-for-sale securities, and principal collected on mortgage-backed securities. Investment securities increased $6.1 million from $3.7 million at March 31, 2002, to $9.8 million at September 30, 2002. The increase was the direct result of the purchase of $4.5 million in U.S. agency obligations and $2.6 million in mortgage-backed securities offset by the call of U.S. agency obligations of $719,000 and the principal collected on mortgage-backed securities of $166,000. Net loans receivable was relatively unchanged at $30.3 million at September 30, 2002.

Total liabilities increased $5.1 million to $36.9 million at September 30, 2002, from $31.8 million at March 31, 2002. The increase was the direct result of an increase in customer deposits of $5.1 million from $31.3 million at March 31, 2002, to $36.4 million at September 30, 2002. The increase in deposits is attributable to the relatively stable interest rates offered by the Bank on deposit accounts as compared to alternative investment products. Accrued interest payable and other liabilities increased $85,000 to $219,000 at September 30, 2002, from $134,000 at March 31, 2002. The increase was attributable to the recognition of $87,000 in accrued compensation expense for the implementation of the First Federal Savings Bank Directors Consultation and Retirement Plan, effective July 1, 2002. This plan was implemented to encourage Board of Director participation and service to the Bank, and following retirement, to encourage such directors to continue to serve the Bank as a consulting director for a period of time thereafter.

Stockholders' equity decreased by $243,000, from $9.1 million at March 31, 2002, to $8.8 million at September 30, 2002. The decrease was attributable to the payment of dividends of $94,000 and purchase of shares for treasury of $392,000, offset by net income of $161,000 and amortization of the ESOP and RSP of $83,000.

Comparison of the Results of Operations for the Three Months ended September 30, 2002 and 2001

Net income increased by $4,000, or 5.7%, from net income of $75,000 for the three months ended September 30, 2001, to net income for the three months ended September 30, 2002, of $79,000.

Interest and dividend income increased $68,000, 10.7%, from $634,000 at September 30, 2001, to $702,000 at September 30, 2002. The increase is attributed to the increase in interest on investments of $70,000, or 165.4%. The increase in interest on investments was due to the increase in the average investments of $5.9 million, from $4.7 million for the three-month period ended September 30, 2001, to $10.6 million for the three-month period ended September 30, 2002.

Interest expense decreased by $1,000 for the three months ended September 30, 2002, to $286,000. The decrease was attributable to the decrease in Federal Home Loan Bank advance interest expense of $11,000 for which no borrowing from the Federal Home Loan Bank existed during the three months ended September 30, 2002. This was offset by an increase in interest expense on deposits of $10,000, or 3.9%, from $276,000 for the three months ended September 30, 2001, to $286,000 for the same period ending September 30, 2002. The increase in interest expense on deposits was the direct result of an increase in the average balance of interest-bearing deposits of $10.5 million, from $24.5 million for the three-month period ended September 30, 2001, to $35.0 million for the same period in 2002, offset by the 122 basis point decrease in the cost of funds from 4.49% for the three months ended September 30, 2001, to 3.27% for the three months ended September 30, 2002.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased by $300 for the three months ended September 30, 2002, as compared to the same three months ended September 30, 2001.

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

Non-interest income increased by $99,000 to $112,000 for the three-month period ended September 30, 2002, from $13,000 for the same period in 2001. The increase was due to the gain on sale and call of available-for-sale securities in the amount of $91,000 for the three months ended September 30, 2002, which did not occur during the three months ended September 30, 2001.

Non-interest expense increased by $130,000, or 47.3%, to $407,000 for the three months ended September 30, 2002, from $277,000 for the same period in 2001. Compensation and employee benefits increased by $104,000, or 66.9%, to $259,000 for the three months ended September 30, 2002, from $155,000 for the same period in 2001. The increase in compensation and employee benefits was attributable to the recognition of $87,000 in compensation expense relating to the implementation of the First Federal Savings Bank Directors Consultation and Retirement Plan, effective July 1, 2002. The increase in compensation and employee benefits was also attributable to an increase in pension expense in the amount of $8,000.

Income tax expense increased by $32,000, from $9,000 for the three months ended September 30, 2001, to $41,000 for the three months ended September 30, 2002.

Comparison of the Results of Operations for the Six Months ended September 30, 2002 and 2001

Net income increased by $36,000, or 28.2%, from net income of $125,000 for the six months ended September 30, 2001, to net income for the six months ended September 30, 2002, of $161,000.

Interest and dividend income increased $155,000, or 12.6%, from $1.2 million for the six months ended September 30, 2001, to $1.4 million for the six months ended September 30, 2002. The increase is attributed to the increase in interest on loans of $57,000, or 5.1%, and the increase in interest on investments of $102,000, or 118.4%. The increase in interest on loans is attributed to the average balance on loans increasing by $2.5 million to $30.6 million for the six-month period ended September 30, 2002, from $28.1 million for the same period in 2001. The increase in interest on investments was due to the increase in the average investments of $5.2 million, from $4.5 million for the six-month period ended September 30, 2001, to $9.7 million for the six-month period ended September 30, 2002, offset by the 77 basis point decrease in the average yield from 4.05% for the six months ended September 30, 2001, to 3.28% for the six months ended September 30, 2002

Interest expense increased by $5,000, or .8%, for the six months ended September 30, 2002, to $569,000, from $564,000 for the six months ended September 30, 2001. The increase was attributable an increase in interest expense on deposits of $16,000, or 2.9%, from $553,000 for the six months ended September 30, 2001, to $569,000 for the same period ending September 30, 2002. The increase in interest expense on deposits was the direct result of an increase in the average balance of interest-bearing deposits of $9.4 million, from $24.2 million for the six-month period ended September 30, 2001, to $33.6 million for the same period in 2002, offset by the 119 basis point decrease in the cost of funds from 4.57% for the six months ended September 30, 2001, to 3.38% for the six months ended September 30, 2002. The increase in interest expense on deposits was offset by the decrease in Federal Home Loan Bank advance interest expense of $11,000 for which no borrowing from the Federal Home Loan Bank existed during the six months ended September 30, 2002.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's portfolio. The provision for loan losses increased by $600 for the six months ended September 30, 2002, as compared to the same six months ended September 30, 2001.

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

Non-interest income increased by $106,000 to $132,000 for the six-month period ended September 30, 2002, from $26,000 for the same period in 2001. The increase was due to the gain on sale and call of available-for-sale securities in the amount of $91,000 for the six months ended September 30, 2002, which did not occur during the six months ended September 30, 2001. The increase was also attributable to the increase of $14,000, or 56.1%, in service charge income. The increase in service charge income from $25,000 for the six-month period ended September 30, 2001 to $39,000 for the six-month period ended September 30, 2002 was the direct result of the increase in the average balance of deposit accounts in the amount of $9.4 million.

Non-interest expense increased by $162,000, or 29.7%, to $709,000 for the six months ended September 30, 2002, from $547,000 for the same period in 2001. Compensation and employee benefits increased $132,000, or 44.3%, to $429,000 for the six months ended September 30, 2002, from $297,000 for the same period in 2001. The increase in compensation and employee benefits was partially attributable to the recognition of $87,000 in compensation expense for the First Federal Savings Bank Directors Consultation and Retirement Plan, effective July 1, 2002. The increase was also attributable to the increase in compensation costs of $21,000 associated with the RSP and $7,000 associated with the ESOP. The increase in RSP costs was the direct result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. As a result, RSP compensation expense would not have been recognized during the three-month period ending September 30, 2001. ESOP costs are recognized monthly based on the fair value of Company stock. The increase in ESOP costs is the direct result of an increase in the fair value of Company stock during the six-month period ending September 30, 2002, as compared to the same period in 2001. The increase in compensation and employee benefits was also attributable to an increase in pension expense in the amount of $15,000.

Income tax expense increased by $59,000, from $21,000 for the six months ended September 30, 2001, to $80,000 for the six months ended September 30, 2002.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, amortization and repayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $31.3 million. As of September 30, 2002, the Bank had no outstanding advances from the FHLB.

As of September 30, 2002, the Bank had $1.2 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 2002, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 2002, the Bank's capital ratios were as follows:

                                            Bank
                                        Requirement       Actual
                                        -----------       ------

         Tangible capital                   1.5%           18.16%
         Core capital                       4.0%           18.16%
         Risk-based capital                 8.0%           41.86%

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

                                                            September 30,  March 31,
                                                                2002         2002
                                                            -------------  ----------
                                                              (dollars in thousands)
Loans on non-accrual basis                                   $        -    $        -
Loans past due 90 days or more                                       30            60
Renegotiated loans                                                    -             -
                                                             ----------    ----------

Total non-performing loans                                           30            60
                                                             ----------    ----------

Other real estate                                                     -             -
Repossessed assets                                                    -             -
                                                             ----------    ----------

Total non-performing assets                                  $       30    $       60
                                                             ==========    ==========

Non-performing loans as a percent of total loans                    .10%          .20%
                                                             ==========    ==========

Non-performing assets as a percent of total assets                  .07%          .15%
                                                             ==========    ==========

Allowance for loan losses to non-performing loans                593.00%       296.67%
                                                             ==========    ==========

Management monitors impaired loans on a continual basis. As of September 30, 2002, the Company had no impaired loans. During the six months ended September 30, 2002, loans increased $39,000 and non-performing loans decreased $30,000, while the allowance for loan losses decreased $200 for the same period. The percentage of allowance for loan losses to loans outstanding remained at .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

     NONE

Item 3. Defaults upon senior securities

     NONE

Item 4. Submission of matters to a vote of security holders

     The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 18, 2002. The following are the votes cast on each matter presented to the shareholders:

     1. The election of director for a term expiring in 2005:

                               For             Withheld
                             -------           --------
     Michael Melrose         352,042            81,219

Item 5. Other information

     Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 2003 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than February 10, 2003. In addition, if a shareholder intends to present a proposal at the 2003 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 19, 2003, then the proxies designated by the Board of Directors of the Company for the 2003 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

                 99.1  Independent Accountant's Report

                 99.2 Certification Pursuant to 18 U.S.C.(S)1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Report on Form 8-K

     Form 8-K dated September 25, 2002, filed on September 27, 2002, reporting under Item 5, the announcement that the Registrant had completed the repurchase of 23,031 shares or 5% of its outstanding common stock in the open market pursuant to a stock repurchase program originally announced on April 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SISTERSVILLE BANCORP, INC.

Date: October 31, 2002        By: /s/Stanley M. Kiser
                                 -----------------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)

Date: October 31, 2002        By: /s/Stanley M. Kiser
                                 -----------------------------------------------
                                  Stanley M. Kiser
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)

                                  CERTIFICATION

I, Stanley M. Kiser, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Sistersville Bancorp, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   October 31, 2002
                              /s/ Stanley M. Kiser
                              --------------------------------------------------
                              Stanley M. Kiser
                              President and Chief Executive Officer
                              (Principal Executive Officer and Principal
                                Accounting and Financial Officer)