Form 10QSB
period 2002-12-31
SISTERSVILLE BANCORP INC
filed 2003-02-14
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                          to

Commission File Number 0-22535

Sistersville Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1516424 (IRS Employer Identification No.)

726 Wells Street, Sistersville, WV 26175

(Address of principal executive offices)

(304) 652-3671

(Registrant’s telephone number, including area code)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes   X     No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, par value $.10 per share

Outstanding at January 31, 2003: 437,592 shares

SISTERSVILLE BANCORP, INC.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2002	March 31, 2002
ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks	$348,649	$302,562
Interest-bearing deposits with other institutions	2,430,219	4,531,561

Total cash and cash equivalents	2,778,868	4,834,123

Investment Securities:
Securities held-to-maturity (fair value of $85,798 and $107,001, respectively)	82,898	103,894
Securities available-for-sale	11,581,455	3,589,205

Total investment securities	11,664,353	3,693,099

Loans receivable, (net of allowance for loan losses of $176,359 and $178,100, respectively)	29,533,375	30,264,877
Office properties and equipment, net	1,561,404	1,581,909
Accrued interest receivable (net of reserve for uncollected interest of $430 and $1,314, respectively)	250,443	215,253
Other assets	190,312	291,768

TOTAL ASSETS	$45,978,755	$40,881,029

LIABILITIES
Deposits	$36,468,698	$31,344,131
Deferred income taxes	352,066	326,474
Accrued interest payable and other liabilities	234,091	133,648

TOTAL LIABILITIES	37,054,855	31,804,253

STOCKHOLDERS’ EQUITY
Preferred Stock, $.10 par value; 500,000 shares authorized, none issued	—	—
Common Stock, $.10 par value; 2,000,000 shares authorized, 661,428 issued; 437,592 outstanding	66,143	66,143
Additional paid-in capital	6,246,370	6,213,295
Treasury Stock, at cost (223,836 shares)	(3,036,271)	(2,644,227)
Retained Earnings—substantially restricted	5,190,113	5,128,824
Unearned Employee Stock Ownership Plan shares (ESOP)	(226,844)	(260,866)
Unearned Restricted Stock Plan shares (RSP)	(86,140)	(137,467)
Accumulated other comprehensive income	770,529	711,074

TOTAL STOCKHOLDERS’ EQUITY	8,923,900	9,076,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,978,755	$40,881,029

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2002	2001
INTEREST AND DIVIDEND INCOME
Taxable interest on loans	$573,154	$598,693
Taxable interest on investments	105,368	30,058
Nontaxable interest on loans	3,610	5,030
Nontaxable interest on investments	11,368	10,275
Dividends on Federal Home Loan Bank Stock	2,096	3,609
Dividends on Federal Home Loan Mortgage Corporation Stock	3,270	3,822

Total interest and dividend income	698,866	651,487

INTEREST EXPENSE
Deposits	264,683	269,771
Federal Home Loan Bank advance	—	12,854

Total interest expense	264,683	282,625

NET INTEREST INCOME	434,183	368,862

Provision for loan losses	600	900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	433,583	367,962

NONINTEREST INCOME
Service charges	20,608	12,793
Other income	1,592	402

Total noninterest income	22,200	13,195

NONINTEREST EXPENSE
Compensation and employee benefits	168,023	167,858
Occupancy	26,957	18,681
Furniture and equipment expense	20,027	14,970
Deposit insurance premiums	1,474	1,175
Supervisory examination, audit, and legal fees	17,545	13,195
Advertising and public relations	7,088	7,224
Service bureau expense	28,206	27,744
Franchise, payroll, and other taxes	15,979	14,921
Other expenses	35,118	16,982

Total noninterest expense	320,417	282,750

Income before income taxes	135,366	98,407

Income taxes	46,246	32,490

NET INCOME	$89,120	$65,917

Dividends declared per common share	$23	$20

Earnings per share
Basic	$22	$16

Diluted	$22	$15

Average shares outstanding—Basic	408,388	423,523

Average shares outstanding—Diluted	412,449	430,824

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2002	2001
NET INCOME	$89,120	$65,917

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	60,240	(14,137)
Less: Reclassification adjustment for (loss) gain included in net income	—	—

Other comprehensive income (loss)	60,240	(14,137)

COMPREHENSIVE INCOME	$149,360	$51,780

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
INTEREST AND DIVIDEND INCOME
Taxable interest on loans	$1,752,099	$1,721,219
Taxable interest on investments	273,264	95,780
Nontaxable interest on loans	11,425	11,913
Nontaxable interest on investments	31,871	30,805
Dividends on Federal Home Loan Bank Stock	6,605	12,032
Dividends on Federal Home Loan Mortgage Corporation Stock	10,672	11,467

Total interest and dividend income	2,085,936	1,883,216

INTEREST EXPENSE
Deposits	833,195	822,532
Federal Home Loan Bank advance	—	24,032

Total interest expense	833,195	846,564

NET INTEREST INCOME	1,252,741	1,036,652

Provision for loan losses	1,800	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,250,941	1,035,152

NONINTEREST INCOME
Service charges	60,095	38,090
Other income	2,816	1,076
Gain on sale of available-for-sale securities	91,007	—

Total noninterest income	153,918	39,166

NONINTEREST EXPENSE
Compensation and employee benefits	597,178	465,264
Occupancy	74,618	57,716
Furniture and equipment expense	58,599	44,753
Deposit insurance premiums	4,117	3,429
Supervisory examination, audit, and legal fees	50,124	39,863
Advertising and public relations	23,892	24,892
Service bureau expense	91,265	86,428
Franchise, payroll, and other taxes	46,462	45,340
Other expenses	82,951	61,876

Total noninterest expense	1,029,206	829,561

Income before income taxes	375,653	244,757

Income taxes	125,952	53,529

NET INCOME	$249,701	$191,228

Dividends declared per common share	$45	$40

Earnings per share
Basic	$60	$46

Diluted	$59	$45

Average shares outstanding—Basic	416,748	420,136

Average shares outstanding—Diluted	426,397	429,061

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
NET INCOME	$249,701	$191,228

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period	90,397	(11,067)
Less: reclassification adjustment for (loss) gain included in net income	30,942	—

Other comprehensive income (loss)	59,455	(11,067)

COMPREHENSIVE INCOME	$309,156	$180,161

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$249,701	$191,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	110,202	63,603
Gain on maturity or call of available-for-sale securities	(91,007)
Provision for loan losses	1,800	1,150
Deferred federal income taxes	—	(5,000)
ESOP and RSP amortization	118,424	91,624
Decrease (increase) in accrued interest receivable and other assets	66,266	10,629
Increase (decrease) in accrued interest payable and other liabilities	100,443	(36,243)

Net cash provided by operating activities	555,829	316,991

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(9,794,866)	(500,000)
Principal collected on mortgage-backed securities	465,375	161,924
Proceeds from maturity or call of available-for-sale securities	1,491,772	450,000
Net decrease (increase) in loans	729,702	(3,188,126)
Purchases of office properties and equipment	(47,178)	(5,992)

Net cash used for investing activities	(7,155,195)	(3,082,194)

FINANCING ACTIVITIES
Net increase in deposits	5,124,567	5,138,650
Net Federal Home Loan Bank advance	—	1,000,000
Dividends paid	(188,412)	(171,331)
Purchase of Treasury Stock	(392,044)	(210,802)

Net cash provided by financing activities	4,544,111	5,756,517

Change in cash and cash equivalents	(2,055,255)	2,991,314

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,834,123	1,125,056

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,778,868	$4,116,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$833,195	$828,937
Income taxes	103,000	55,400

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of Sistersville Bancorp, Inc. (the “Company”), include its wholly-owned subsidiary, First Federal Savings Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated.

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

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2002, and related notes which are included in the Company’s Annual Report on Form 10-KSB (file no. 0-22535).

NOTE 2—RECENT ACCOUNTING STANDARDS

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets,” but it does carry forward some guidance from that statement. This statement requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Under SFAS No. 142, goodwill is not amortized and intangible assets with a finite useful life are amortized and those intangible assets with an infinite life are not amortized. This statement is generally effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The provisions of this statement shall be initially applied at the beginning of a fiscal year; retroactive application is not permitted. The adoption of SFAS No. 142 did not have a material impact on the Company.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Initial application of this statement is as of the beginning of an entity’s fiscal year. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed,” and the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This statement is generally effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the Company.

The FASB also issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is generally effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan. The effective date of this Statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes the adoption of this Statement will not have a material impact on the Company.

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets. The effective date of this Statement is generally for activities on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at December 31, 2002, and March 31, 2002

Total assets increased by $5.1 million to $46.0 million at December 31, 2002, from $40.9 million at March 31, 2002. Cash and cash equivalents decreased by $2.0 million to $2.8 million at December 31, 2002, from $4.8 million at March 31, 2002. The decrease represented the outflow of cash associated with the payment of dividends, and the purchase of available-for-sale securities, office properties and equipment, and shares for treasury offset by the inflow of cash from operating activities, net principal repayment of loans, customers’ investment of funds in deposit accounts, proceeds from the maturity or call of available-for-sale securities, and principal collected on mortgage-backed securities. Investment securities increased $8.0 million from $3.7 million at March 31, 2002, to $11.7 million at December 31, 2002. The increase was the direct result of the purchase of $6.3 million in U.S. agency obligations, $3.3 million in mortgage-backed securities, and $191,000 in municipal securities offset by the maturity or call of U.S. agency obligations of $1.4 million and the principal collected on mortgage-backed securities of $465,000. Net loans receivable decreased $732,000 from $30.2 million at March 31, 2002, to $29.5 million at December 31, 2002. The decrease was attributable to the decrease in one-to-four family residential mortgage loans.

Total liabilities increased $5.3 million to $37.1 million at December 31, 2002, from $31.8 million at March 31, 2002. The increase was the direct result of an increase in customer deposits of $5.2 million from $31.3 million at March 31, 2002, to $36.5 million at December 31, 2002. The increase in deposits is attributable to the relatively stable interest rates offered by the Bank on deposit accounts as compared to alternative investment products. Accrued interest payable and other liabilities increased $100,000 to $234,000 at December 31, 2002, from $134,000 at March 31, 2002. The increase was attributable to the recognition of $87,000 in accrued compensation expense for the implementation of the First Federal Savings Bank Directors Consultation and Retirement Plan, effective July 1, 2002. This plan was implemented to encourage Board of Director participation and service to the Bank, and following retirement, to encourage such directors to continue to serve the Bank as a consulting director.

Stockholders’ equity decreased by $153,000, from $9.1 million at March 31, 2002, to $8.9 million at December 31, 2002. The decrease was attributable to the payment of dividends of $188,000 and purchase of shares for treasury of $392,000, offset by net income of $250,000, amortization of the ESOP and RSP of $118,000, and increase of $59,000 in accumulated other comprehensive income.

Comparison of the Results of Operations for the Three Months ended December 31, 2002 and 2001

Net income increased by $23,000, or 35.2%, from net income of $66,000 for the three months ended December 31, 2001, to net income for the three months ended December 31, 2002, of $89,000.

Interest and dividend income increased $48,000, or 7.3%, from $651,000 at December 31, 2001, to $699,000 at December 31, 2002. The increase is attributed to the increase in interest on investments of $76,000, or 189.4%. The increase in interest on investments was due to the increase in the average investments of $7.7 million, from $6.3 million for the three-month period ended December 31, 2001, to $14.0 million for the three-month period ended December 31, 2002.

Interest expense decreased by $18,000, or 6.4%, from $283,000 for the three months ended December 31, 2001, to $265,000 for the three months ended December 31, 2002. The decrease was attributable to the decrease in Federal Home Loan Bank advance interest expense of $13,000 for which no borrowing from the Federal Home Loan Bank existed during the three months ended December 31, 2002. Interest expense on deposits decreased $5,000, or 1.9%, from $270,000 for the three months ended December 31, 2001, to $265,000 for the same period ending December 31, 2002. The decrease in interest expense on deposits was the direct result of the 108 basis point decrease in the cost of funds from 4.05% for the three months ended December 31, 2001, to 2.97% for the three months ended December 31, 2002 offset by the increase in the average balance of interest-bearing deposits of $9.0 million, from $26.7 million for the three-month period ended December 31, 2001, to $35.7 million for the same period in 2002.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the losses that may be incurred in the Bank’s portfolio. The provision for loan losses decreased by $300 for the three months ended December 31, 2002, as compared to the same three months ended December 31, 2001.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision (“OTS”), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Non-interest income increased by $9,000, or 68.3%, to $22,000 for the three-month period ended December 31, 2002, from $13,000 for the same period in 2001 due to an increase in service charge income. The increase in service charge income was the direct result of the increase in the average balance of deposit accounts in the amount of $9.0 million.

Non-interest expense increased by $37,000, or 13.3%, to $320,000 for the three months ended December 31, 2002, from $283,000 for the same period in 2001. Occupancy expense increased by $8,000, or 44.3%, from $19,000 for the three months ended December 31, 2001 to $27,000 for the three months ended December 31, 2002. The increase was the direct result of an increase in real estate taxes paid on the new Parkersburg, WV branch office. Furniture and equipment expense increased by $5,000, or 33.8%, to $20,000 for the three months ended December 31, 2002, from $15,000 for the same period in 2001 as a result of an increase in repairs, maintenance, and depreciation charges. Other expenses increased by $18,000 to $35,000 for the three months ended December 31, 2002, from $17,000 for the same period in 2001. Other expenses increased as a result of new loan software training expenses and postage expenses attributable to the mailing of customer checking and money market deposit statements in-house which did not occur during the three months ended December 31, 2001.

Income tax expense increased by $14,000, or 42.3%, from $32,000 for the three months ended December 31, 2001, to $46,000 for the three months ended December 31, 2002 due to an increase in pre-tax income.

Comparison of the Results of Operations for the Nine Months ended December 31, 2002 and 2001

Net income increased by $59,000, or 30.6%, from net income of $191,000 for the nine months ended December 31, 2001, to net income for the nine months ended December 31, 2002, of $250,000.

Interest and dividend income increased $203,000, or 10.8%, from $1.9 million for the nine months ended December 31, 2001, to $2.1 million for the nine months ended December 31, 2002. The increase is attributed to the increase in interest on loans of $30,000, or 1.8%, and the increase in interest on investments of $179,000, or 141.1%. The increase in interest on loans is attributed to the average balance on loans increasing by $1.6 million to $30.3 million for the nine-month period ended December 31, 2002, from $28.7 million for the same period in 2001. The increase in interest on investments was due to the increase in the average investments of $6.8 million, from $5.4 million for the nine-month period ended December 31, 2001, to $12.2 million for the nine-month period ended December 31, 2002.

Interest expense decreased by $14,000, or 1.6%, for the nine months ended December 31, 2002, to $833,000, from $847,000 for the nine months ended December 31, 2001. The decrease was attributable to a decrease in Federal Home Loan Bank advance interest expense of $24,000 for which no borrowing from the Federal Home Loan Bank existed during the nine months ended December 31, 2002. This decrease was offset by an increase in interest expense on deposits of $10,000, or 1.3%, from $823,000 for the nine months ended December 31, 2001, to $833,000 for the same period ending December 31, 2002. The increase in interest expense on deposits was the direct result of an increase in the average balance of interest-bearing deposits of $9.2 million, from $25.1 million for the nine-month period ended December 31, 2001, to $34.3 million for the same period in 2002, offset by the 112 basis point decrease in the cost of funds from 4.36% for the nine months ended December 31, 2001, to 3.24% for the nine months ended December 31, 2002.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the losses that may be incurred in the Bank’s portfolio. The provision for loan losses increased by $300 for the nine months ended December 31, 2002, as compared to the same nine months ended December 31, 2001.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal regulator, the Office of Thrift Supervision (“OTS”), as part of its examination process, which may result in the establishment of an additional allowance based on the judgment of the OTS after a review of the information available at the time of the OTS examination.

Non-interest income increased by $115,000 to $154,000 for the nine-month period ended December 31, 2002, from $39,000 for the same period in 2001. The increase was due to the gain on sale and call of available-for-sale securities in the amount of $91,000 for the nine months ended December 31, 2002, which did not occur during the nine months ended December 31, 2001. The increase was also attributable to the increase of $22,000, or 57.8%, in service charge income. The increase in service charge income from $38,000 for the nine-month period ended December 31, 2001 to $60,000 for the nine-month period ended December 31, 2002 was the direct result of the increase in the average balance of deposit accounts in the amount of $9.2 million.

Non-interest expense increased by $200,000, or 24.1%, to $1.0 million for the nine months ended December 31, 2002, from $830,000 for the same period in 2001. Compensation and employee benefits increased $132,000, or 28.4%, to $597,000 for the nine months ended December 31, 2002, from $465,000 for the same period in 2001. The increase in compensation and employee benefits was partially attributable to the recognition of $87,000 in compensation expense for the First Federal Savings Bank Directors Consultation and Retirement Plan, effective July 1, 2002. The increase was also attributable to the increase in compensation costs of $6,000 associated with the RSP and $12,000 associated with the ESOP. The increase in RSP costs was the result of participants electing to defer vesting of RSP shares for the period of July 1, 2000, to July 1, 2001. As a result, RSP compensation expense would not have been recognized during the three-month period ending June 30, 2001. ESOP costs are recognized monthly based on the fair value of Company stock. The increase in ESOP costs was the result of an increase in the fair value of Company stock during the nine-month period ending December 31, 2002, as compared to the same period in 2001. The increase in compensation and employee benefits was also attributable to an increase in pension expense in the amount of $21,000. Occupancy expense increased by $17,000, or 29.3%, from $58,000 for the nine months ended December 31, 2001 to $75,000 for the nine months ended December 31, 2002. The increase was the direct result of an increase repairs and maintenance charges and an increase in real estate taxes paid on the new Parkersburg, WV branch office. Furniture and equipment expense increased by $14,000, or 30.9%, to $59,000 for the nine months ended December 31, 2002, from $45,000 for the same period in 2001 as a result of an increase in repairs, maintenance, and depreciation charges. Other expenses increased by $21,000, or 34.1%, to $83,000 for the nine months ended December 31, 2002, from $62,000 for the same period in 2001. Other expenses increased as a result of new loan software training expenses and postage expenses attributable to the mailing of customer checking and money market deposit statements in-house which did not occur during the nine months ended December 31, 2001.

Income tax expense increased by $72,000, from $54,000 for the nine months ended December 31, 2001, to $126,000 for the nine months ended December 31, 2002 due to an increase in pre-tax income.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, amortization and repayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank (“FHLB”) of Pittsburgh amounting to $30.4 million. As of December 31, 2002, the Bank had no outstanding advances from the FHLB.

As of December 31, 2002, the Bank had $2.4 million in outstanding loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank’s tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At December 31, 2002, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At December 31, 2002, the Bank’s capital ratios were as follows:

	Bank Requirement	Actual
Tangible capital	1.5%	17.89%
Core capital	4.0%	17.89%
Risk-based capital	8.0%	42.32%

Risk Elements

The table below presents information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about the collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans for which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower’s ability to pay.

	December 31, 2002	March 31, 2002
	(dollars in thousands)
Loans on non-accrual basis	$—	$—
Loans past due 90 days or more	44	60
Renegotiated loans	—	—

Total non-performing loans	44	60

Other real estate	—	—
Repossessed assets	—	—

Total non-performing assets	$44	$60

Non-performing loans as a percent of total loans	15%	20%

Non-performing assets as a percent of total assets	10%	15%

Allowance for loan losses to non-performing loans	400.82%	296.67%

Management monitors impaired loans on a continual basis. As of December 31, 2002, the Company had no impaired loans. During the nine months ended December 31, 2002, loans decreased $732,000 and non-performing loans decreased $16,000, while the allowance for loan losses decreased $1,700 for the same period. The percentage of allowance for loan losses to loans outstanding remained at .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

NONE

Item 3. Defaults upon senior securities

NONE

Item 4. Submission of matters to a vote of security holders

NONE

Item 5. Other information

Any proposals of shareholders intended to be included in the Company’s proxy statement and proxy card for the 2003 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than February 10, 2003. In addition, if a shareholder intends to present a proposal at the 2003 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 19, 2003, then the proxies designated by the Board of Directors of the Company for the 2003 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

3(i)	Certification of Incorporation of Sistersville Bancorp, Inc.*

3(ii)	Bylaws of Sistersville Bancorp, Inc.*

10.1	Employment Agreement with Stanley M. Kiser*

10.2	1998 Stock Option Plan of Sistersville Bancorp, Inc.**

10.3	First Federal Savings Bank Restricted Stock Plan and Trust Agreement**

10.4	First Federal Savings Bank Directors’ Consultation and Retirement Plan

99.1	Independent Accountant’s Report

99.2	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K

NONE

*	Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
**	Incorporated by reference to the exhibits to the proxy statement for the 1998 Annual Meeting of

Stockholders held on July 16, 1998, and filed with the SEC on June 2, 1998 (File No. 0-22535).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SISTERSVILLE BANCORP, INC.

Date: January 31, 2003	By:	/s/Stanley M. Kiser
Stanley M. Kiser
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 31, 2003	By:	/s/Stanley M. Kiser
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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January	31, 2003
/s/ Stanley M. Kiser
Stanley M. Kiser
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)