Form 10KSB
period 2003-03-31
SISTERSVILLE BANCORP INC
filed 2003-06-26
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                .

Commission File No. 0-22535

SISTERSVILLE BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	31-1516424
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.

726 Wells Street, Sistersville, West Virginia	26175
(Address of Principal Executive Offices	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (304) 652-3671

Securities registered under to Section 12(b) of the Exchange Act:

None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒  NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $2,763,270.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on $17.35 per share sale price of the registrant’s Common Stock on May 23, 2003, was $4,777,288.

As of June 10, 2003, there were 393,833 outstanding shares of the registrant’s Common Stock.

Transition Small Business Disclosure Format (check one):    YES  ☐  NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 2003 (the “Annual Report”). (Part II)

2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 2003. (Part III)

PART I

Item 1. Description of Business

Forward Looking Statements

Sistersville Bancorp, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates, and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Business of the Company

The Company is a Delaware corporation organized in March 1997 at the direction of First Federal Savings and Loan Association of Sistersville (the “Association”) to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the “Conversion”). On June 25, 1997, the Conversion was completed and the Association became a wholly owned subsidiary of the Company and changed its name to First Federal Savings Bank (the “Bank”). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company’s portion of the net proceeds obtained in the Conversion.

The Bank is a federally chartered stock savings bank headquartered in Sistersville, West Virginia. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and its deposits are federally insured by the Savings Association Insurance Fund (“SAIF”). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of the 12 regional banks in the FHLB System. Unless otherwise stated, the term “Bank” refers to both the Bank’s and Company’s activities on a consolidated basis.

The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

The Bank is one of many financial institutions serving its market area which consists of Tyler, Pleasants, Wetzel, and Wood Counties in West Virginia. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank’s market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage companies.

Lending Activities

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated:

	At March 31,
	2003		2002
	$	%	$	%
	(Dollars in Thousands)
Type of Loans:
Real Estate Loans:
One- to four-family	$27,901	90.31%	$28,975	92.61%
Construction	220	0.71	1,000	3.20
Multi-family	—	—	—	—
Commercial	—	—	—	—
Consumer Loans:
Automobiles	544	1.76	647	2.07
Savings accounts	195	0.63	164	0.52
Revolving loans	230	0.74	181	0.58
Other	11	0.04	27	0.09
Commercial	1,794	5.81	292	0.93

Total Loans	30,895	100.00%	31,286	100.00%

Less:
Loans in process	(561)		(769)
Deferred loan origination fees and costs	(101)		(74)
Allowance for possible loan losses	(176)		(178)

Total loans, net	$30,057		$30,265

Loan Maturity Tables

The following table sets forth the maturity of certain categories of the Bank=s loan portfolio at March 31, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank’s total loan portfolio totaled $7.0 million and $2.9 million for the years ended March 31, 2003 and 2002, respectively. All loans are shown as maturing based on contractual maturities.

	Construction	Commercial
	(In Thousands)
Non-performing	$—	$—
Amounts due:
Within 12 months	—	—
After 1 year through 5 years	—	—
Over 5 years	220	1,794

Total amount due	220	1,794
Less:
Allowance for loan loss	—	(60)
Loans in process	(155)	—

Loans receivable, net	$65	$1,734

The following table sets forth the dollar amount of loans in certain categories that are due after March 31, 2004, which have pre-determined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Construction	$220	$—	$220
Commercial	543	1,251	1,794

Total	$763	$1,251	$2,014

One- to Four-Family Residential Loans. The Bank’s primary lending activity consists of the origination of one- to four-family fixed-rate residential mortgage loans secured by property located in the Bank’s primary market areas. The Bank also originates construction permanent loans on one- to four-family residences. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank may originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. The Bank generally retains all of the mortgage loans that it originates. Fixed-rate loans can have maturities of up to 30 years depending on the terms of the loan.

Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The Bank will permit owner-built construction loans. All of the Bank’s construction loans at March 31, 2003, were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are “construction-permanent” loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at original contractual rates.

Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, automobile, and savings account or passbook loans. Consumer loans secured by deposit accounts are made at an interest rate that is 2% above the rate paid on the securing deposit account. The Bank originates automobile loans with terms of up to 6 years for both new and used automobiles. Most of these automobile loans are originated directly by the Bank.

Commercial Loans. The Bank had seven commercial loan participations as of March 31, 2003, totaling $1,794,000.

Loan Underwriting Risks. While consumer, commercial, and construction loans provide benefits to the Bank’s asset/liability management program by reducing the Bank’s exposure to interest rate changes, due to their generally shorter terms, and by generally producing higher yields, such loans may entail significant additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

In addition, due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk when compared with one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance.

Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending because the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

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

Loan Commitments. At March 31, 2003, the Bank had $837,000 in outstanding commitments to originate loans, $546,000 in outstanding consumer and commercial lines of credit, and $561,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire unfunded.

Loans to One Borrower. Regulations limit loans to one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2003, the Bank’s lending limit for loans to one borrower was approximately $2.0 million.

At March 31, 2003, the largest loan of the Bank was an $894,000 commercial participation loan that was secured by a 48-unit dwelling.

Non-performing and Problem Assets

Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. At March 31, 2003, there were no nonaccrual loans, or loans past due greater than 90 days.

Non-performing Assets

The following table sets forth information regarding non-accrual loans, real estate owned or other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	March 31,
	2003	2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$—	$—
Construction	—	—
Consumer	—	—
Commercial	—	—

Total non-accrual loans	—	—

Accruing loans greater than 90 days past due:
Mortgage loans:
One- to four-family	—	55
Construction	—	—
Consumer	—	5
Commercial	—	—

Total accruing loans greater than 90 days past due	—	60

Total non-performing loans	—	60
Real estate acquired in settlement of loans	—	—

Total non-performing assets	$—	$60

Total non-performing loans to total loans	—%	0.20%

Total non-performing loans to total assets	—%	0.15%

Total non-performing assets to total assets	—%	0.15%

There was no interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans for the year ended March 31, 2003, and $-0- was collected and included in the Bank’s interest income from non-accrual loans for the year ended March 31, 2003.

Classified Assets

OTS Regulations provided for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated “special mention” because a weakness exists that does not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required to establish a specific allowance for losses equal to 100% of that portion of the asset and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institutions’ regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

On the basis of management’s review of its assets, at March 31, 2003, the Bank had classified $95,000 of its assets as special mention, but had not classified any of its assets as substandard, doubtful, or loss.

Analysis of Allowance for Loan Losses

The following table sets forth information with respect to the Bank’s allowance for loan losses at the dates indicated.

	March 31,
	2003	2002
	(Dollars in Thousands)
Total gross loans outstanding	$30,895	$31,286

Average gross loans outstanding	$29,233	$30,574

Allowance balances (at beginning of period)	$178	$176
Provision (credit)
Residential	1	2
Construction	—	—
Consumer	1	—
Commercial	—	—
Charge-offs:
Residential	—	—
Construction	—	—
Consumer	(4)	—
Commercial	—	—
Recoveries:
Residential	—	—
Consumer	—	—
Commercial	—	—

Allowance balance (at end of period)	$176	$178

Allowance for loan losses as a percentage of total loans outstanding	0.59%	0.57%
Net loans charged off as a percentage of average loans outstanding	0.01%	—%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Bank. In management’s opinion, the allocation has, at best, a limited utility. It is based on management’s assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting the allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from the allocation. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

	At March 31,
	2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgages:
One- to four-family	$95	90.31%	$142	92.61%
Construction	—	0.71	—	3.20
Consumer	21	3.17	36	3.26
Commercial	60	5.81	—	0.93

Total	$176	100.00%	$178	100.00%

Investment Activities

Investment Securities. The Bank is required, under federal regulations, to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank classifies securities in its investment securities portfolio as available-for-sale or held-to-maturity in accordance with SFAS No. 115.

The Bank=s investment securities portfolio at March 31, 2003, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank’s equity, excluding those issued by the United States Government or its agencies. As of March 31, 2003, the Bank’s investment securities portfolio was comprised of FHLMC stock, municipal securities, U.S. agency obligations, and mortgage-backed securities.

Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally governmental agencies, such as GNMA or government-sponsored entities, such as FNMA and FHLMC) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. These governmental agencies or government-sponsored entities guarantee the payment of principal and interest to investors.

The Bank’s mortgage-backed securities were classified as available-for-sale and held-to-maturity at March 31, 2003, and were issued by the Government National Mortgage Association (“GNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

At March 31, 2003, the Bank held mortgage-backed securities in its investment securities held-to-maturity portfolio with an amortized cost of $78,000 and in its available-for-sale portfolio with an amortized cost of $3,582,000. The average yield on mortgage-backed securities at March 31, 2003, was 4.99%.

Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities.

	March 31,
	2003	2002
	(Dollars in Thousands)
Securities available-for-sale:
Federal Home Loan Mortgage Corporation stock	$54	$1,148
Municipal securities	1,102	875
U.S. agency obligations	7,255	982
Mortgage-backed securities—GNMA and FNMA	3,618	584

Total available-for-sale	12,029	3,589
Securities held-to-maturity:
Mortgage-backed securities—GNMA and FHLMC	76	104

Total	$12,105	$3,693

The following table sets forth information regarding the carrying values, weighted average yields, and maturities of the Bank’s investment securities portfolio at March 31, 2003. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of March 31, 2003
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value

Investment Securities:
U.S. agency obligations	$—	—%	$2,588	4.42%	$2,435	4.44%	$2,233	5.51%	$7,256	4.77%	$7,256
Municipal securities(1)(2)	—	—	—	—	—	—	1,102	5.89	1,102	5.89	1,102
FHLMC stock	54	1.49	—	—	—	—	—	—	54	1.49	54

	54	1.49	2,588	4.42	2,435	4.44	3,335	5.64	8,412	4.56	8,412

Mortgage-backed securities(3)	—	—	—	—	4	8.73	3,689	5.36	3,693	4.99	3,696

Total	$54	1.49%	$2,588	4.42%	$2,439	4.45%	$7,024	5.30%	$12,105	5.04%	$12,108

(1)	Recorded at market value.
(2)	Average yield is calculated using the tax equivalent yield.
(3)	Recorded at amortized cost, except for available-for-sale securities of $3,617,548 with a maturity of more than ten years which are recorded at fair value.

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. The Bank also derives funds from the amortization and repayment of loans, sales, maturities, and calls of securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s primary market areas through the offering of a selection of deposit instruments including savings accounts, NOW accounts, money market accounts, and time deposits or certificate of deposit accounts.

The following table sets forth for the years ended March 31, 2003 and 2002, the average amount of and average rate paid on deposits.

Category	Average Balance for the Year Ended March 31, 2003	Average Interest Rate	Average Balance for the Year Ended March 31, 2002	Average Interest Rate
	(Dollars in thousands)
Regular savings deposits	$16,055	2.50%	$9,061	3.22%
NOW accounts	1,250	0.96	1,326	2.11
Money market	1,596	2.01	2,280	3.25
Time deposits	16,692	3.79	13,752	5.05

Total	$35,593	3.03%	$26,419	4.12%

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2003.

Maturity Period	Certificates of Deposit
(In thousands)
Within 3 months	$1,421
Three through 6 months	962
Six through 12 months	1,446
Over 12 months	1,047

Total	$4,876

Borrowings

At March 31, 2003, the Bank had no borrowings outstanding.

Personnel

At March 31, 2003, the Bank had 14 full-time and four part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

Qualified Thrift Lender (“QTL”) Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquired control of another savings institution as a separate subsidiary, it would lose the ability to diversify its operations into nonbanking related activities unless the other savings institutions each also qualify as a QTL or were acquired in a supervised acquisition. See “Bank Regulation—Qualified Thrift Lender Test.”

Restrictions or Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured savings institution. No person may acquire control of a federally insured savings institution without providing at least 60 days written notice to the OTS and giving the OTS an opportunity to disapprove the proposed acquisition.

Bank Regulation

General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve System”).

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator. As a member of the SAIF, the Bank pays an insurance premium on its deposits to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund (“BIF”), which primarily insures commercial bank deposits.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At March 31, 2003, the Bank was in compliance with these regulatory capital requirements.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test. If the Bank maintains an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLB, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in 9 out of every 12 months. As of March 31, 2003, the Bank was in compliance with its QTL requirement.

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property

(a)	Properties.

Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its main office located at 726 Wells Street, Sistersville, West Virginia and a branch office located at 2904 Pike Street, Parkersburg, West Virginia. Both offices are owned by the Bank.

(b)	Investment Policies.

See “Item 1. Description of Business” above for a general description of the Bank’s investment policies and any regulatory or Board of Directors’ percentage of assets limitations regarding certain investments. The Bank’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1) Investments in Real Estate or Interests in Real Estate. See “Item 1. Description of Business—Lending Activities,” “Item 1. Description of Business—Bank Regulation,” and “Item 2. Description of Property (a) Properties” above.

(2) Investments in Real Estate Mortgages. See “Item 1. Description of Business—Lending Activities” and “Item 1. Description of Business—Bank Regulation.”

(3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Description of Business—Lending Activities,” “Item 1. Description of Business—Bank Regulation.”

(c)	Description of Real Estate and Operating Data.

Not Applicable.

Item 3. Legal Proceedings

There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information contained under the section captioned “Corporate Profile” and “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended March 31, 2003 (the “Annual Report”) is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The Registrant’s financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

PART III

Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I—Election of Directors” in the Company’s proxy statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 10. Executive Compensation

The information contained in the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners” and to the first table in the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

(c)	Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of March 31, 2003, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by shareholders(1)	56,741	$15.7483	9,401
Equity compensation plans not approved by shareholders	n/a	n/a	n/a

Total	56,741	$15.7483	9,401

(1)	Represents the number of options granted under the Stock Option Plan, which was approved by stockholders on July 16, 1998.
(2)	Includes options available for grant under the 1998 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	The following financial statements and the report of independent accountants of the Registrant included in the Annual Report for the fiscal year ended March 31, 2003, are incorporated herein by reference and also in Item 7 of this report:

Report of Independent Auditors

Consolidated Balance Sheet at March 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended March 31, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Except for Exhibit 11 below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	The following exhibits are included in this Report or incorporated herein by reference:

List of Exhibits:

3(i) Certificate of Incorporation of Sistersville Bancorp, Inc.*

3(ii) Bylaws of Sistersville Bancorp, Inc.**

10.1 Employment Agreement with Stanley M. Kiser*

10.2 1998 Stock Option Plan of Sistersville Bancorp, Inc.***

10.3 First Federal Savings Bank Restricted Stock Plan and Trust Agreement***

10.4 Directors Consultation and Retirement Plan****

11	Statement regarding computation of earnings per share

13	Annual Report to Stockholders for the Fiscal Year Ended March 31, 2003

21	Subsidiaries of the Registrant

23	Consent of S.R. Snodgrass, A.C.

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on February 24, 2003, to report an amendment to its bylaws (Item Nos. 5 and 7).

The Registrant filed a Current Report on Form 8-K on March 19, 2003, to report the completion of a stock repurchase program (Item Nos. 5 and 7).

*	Incorporated by reference to the registration statement on Form S-1 (File No. 333-23147) declared effective by the SEC on May 12, 1997.
**	Incorporated by reference to the identically numbered exhibit to the Form 8-K filed with the SEC on February 24, 2003 (File No. 0-22535).
***	Incorporated by reference to the exhibits to the Proxy Statement for the 1998 Annual Meeting of Stockholders held on July 16, 1998, and filed with the SEC on June 2, 1998 (File No. 0-22535).
****	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-22535).

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 25, 2003.

SISTERSVILLE BANCORP, INC.

By:	/s/ Stanley M. Kiser
Stanley M. Kiser
President, Chief Executive Officer, and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 25, 2003.

/s/ Stanley M. Kiser	/s/ Charles P. LaRue
Stanley M. Kiser	Charles P. LaRue
President, Chief Executive Officer, and Chairman (Principal Executive Officer and Principal Accounting and Financial Officer)	Director

/s/ Ellen E. Thistle	/s/ Michael A. Melrose
Ellen E. Thistle	Michael A. Melrose
Director	Director

/s/ David W. Miller
David W. Miller Director

SECTION 302 CERTIFICATION

I, Stanley M. Kiser, President and Chief Executive Officer of Sistersville Bancorp, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Sistersville Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ Stanley M. Kiser
Stanley M. Kiser
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)