Form 10QSB
period 2003-06-30
SISTERSVILLE BANCORP INC
filed 2003-08-13
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number 0-22535

Sistersville Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1516424

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

726 Wells Street, Sistersville, WV 26175
(Address of principal executive offices)

(304) 652-3671
(Registrant’s telephone number, including area code)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes    ☒       No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, par value $.10 per share
Outstanding at July 31, 2003: 393,833 shares

SISTERSVILLE BANCORP, INC.

SISTERSVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	March 31, 2003
ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks	$186,231	$264,310
Interest-bearing deposits with other institutions	2,204,151	2,689,306

Total cash and cash equivalents	2,390,382	2,953,616

Investment Securities:
Securities held-to-maturity (fair value of $72,335 and $78,610, respectively)	70,056	75,699
Securities available-for-sale	12,822,655	12,029,150

Total investment securities	12,892,711	12,104,849

Loans receivable, (net of allowance for loan losses of $176,359 and $176,359, respectively)	29,366,361	30,057,439
Office properties and equipment, net	1,520,292	1,541,119
Federal Home Loan Bank (FHLB) stock, at cost	218,600	212,700
Deferred income taxes	—	8,179
Accrued interest receivable (net of reserve for uncollected interest of $3,143 and $-0-, respectively)	241,532	286,810
Other assets	32,973	43,629

TOTAL ASSETS	$46,662,851	$47,208,341

LIABILITIES
Deposits	$37,832,032	$38,472,626
Deferred income taxes	21,882	—
Accrued interest payable and other liabilities	505,863	564,672

TOTAL LIABILITIES	38,359,777	39,037,298

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value; 500,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 2,000,000 shares authorized, 661,428 issued; 393,833 outstanding at June 30, 2003, and at March 31, 2003	66,143	66,143
Additional paid-in capital	6,265,701	6,255,184
Treasury stock, at cost (267,595 shares)	(3,793,309)	(3,793,309)
Retained earnings - substantially restricted	5,800,992	5,777,279
Accumulated other comprehensive income	209,564	151,039
Unearned Employee Stock Ownership Plan (ESOP) shares	(194,723)	(216,576)
Unearned Restricted Stock Plan (RSP) shares	(51,294)	(68,717)

TOTAL STOCKHOLDERS’ EQUITY	8,303,074	8,171,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,662,851	$47,208,341

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Taxable interest on loans	$527,916	$600,034
Taxable interest on investments	125,470	65,426
Nontaxable interest on loans	3,794	4,014
Nontaxable interest on investments	12,729	10,268
Dividends on Federal Home Loan Bank stock	1,224	2,233
Dividends on Federal Home Loan Mortgage Corporation stock	260	3,416

Total interest and dividend income	671,393	685,391

INTEREST EXPENSE
Deposits	227,577	282,627

Total interest expense	227,577	282,627

NET INTEREST INCOME	443,816	402,764
Provision for loan losses	—	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	443,816	402,164

NONINTEREST INCOME
Service charges	25,385	19,145
Other income	909	477

Total noninterest income	26,294	19,622

NONINTEREST EXPENSE
Compensation and employee benefits	173,613	170,020
Occupancy	22,918	23,198
Furniture and equipment expense	17,411	17,020
Deposit insurance premiums	1,473	1,292
Supervisory examination, audit, and legal fees	18,245	15,870
Advertising and public relations	8,039	8,054
Service bureau expense	27,623	31,367
Franchise, payroll, and other taxes	16,549	14,274
Other expenses	23,494	20,266

Total noninterest expense	309,365	301,361

Income before income taxes	160,745	120,425
Income taxes	47,974	39,010

NET INCOME	$112,771	$81,415

Dividends declared per common share	$.24	$.22

Earnings per share
Basic	$.31	$.19

Diluted	$.30	$.18

Average shares outstanding - Basic	369,311	427,007

Average shares outstanding - Diluted	377,729	441,112

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
NET INCOME	$112,771	$81,415

Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain	58,525	52,488
Less: Reclassification adjustment for gain included in net income	—	—

Other comprehensive income	58,525	52,488

COMPREHENSIVE INCOME	$171,296	$133,903

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$112,771	$81,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	48,924	25,590
Provision for loan losses	—	600
ESOP and RSP amortization	49,793	46,866
Decrease (increase) in accrued interest receivable and other assets	55,934	(10,507)
Decrease in accrued interest payable and other liabilities	(58,807)	(27,629)

Net cash provided by operating activities	208,615	116,335

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(3,057,136)	(4,326,005)
Principal collected on mortgage-backed securities	429,761	50,076
Proceeds from maturity or call of available-for-sale securities	1,900,000	100,000
Purchase of FHLB stock	(5,900)	(28,800)
Net decrease (increase) in loans	691,078	(450,247)
Purchases of office properties and equipment	—	(32,287)

Net cash used for investing activities	(42,197)	(4,687,263)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(640,594)	3,265,652
Dividends paid	(89,058)	(94,116)

Net cash provided by (used for) financing activities	(729,652)	3,171,536

Change in cash and cash equivalents	(563,234)	(1,399,392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,953,616	4,834,123

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,390,382	$3,434,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest on deposits	$227,998	$288,870
Income taxes	90,000	51,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2004.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended March 31, 2003, and related notes which are included in the Company’s Annual Report on Form 10-KSB (file no. 0-22535).

NOTE 2 - RECENT ACCOUNTING STANDARDS

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Initial application of this statement is as of the beginning of an entity’s fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan. The effective date of this statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company.

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets. The effective date of this Statement is generally for activities on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption did not have a material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses whether certain types of entities, referred to as variable interest entities (“VIE”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses, and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities which, in turn, would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company adopted the Interpretation for relationships with VIE’s that begin on or after February 1, 2003. The implementation of the consolidation guidance did not have a material effect on the Company.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under Statement 133. The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is generally effective for contracts entered into or modified after June 30, 2003. Management does not believe the adoption of SFAS No. 149 will have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities. This statement affects accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type, are instruments whose obligations can be settled with shares, the monetary value is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 149 will have a material impact on the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at June 30, 2003, and March 31, 2003

Total assets decreased by $545,000 to $46.7 million at June 30, 2003, from $47.2 million at March 31, 2003. Cash and cash equivalents decreased by $563,000 to $2.4 million at June 30, 2003, from $3.0 million at March 31, 2003. The decrease represented the outflow of cash associated with the payment of dividends, the purchase of available-for-sale securities, and decrease in customers’ investment of funds in deposit accounts, offset by the inflow of cash from operating activities, net principal repayment of loans, proceeds from the maturity or call of available-for-sale securities, and principal collected on mortgage-backed securities. Investment securities increased $788,000 from $12.1 million at March 31, 2003, to $12.9 million at June 30, 2003. The increase was the direct result of $89,000 in appreciation of available-for-sale securities and the purchase of $1.7 million in U.S. agency obligations, $1.1 million in mortgage-backed securities, and $216,000 in municipal securities, offset by the maturity or call of U.S. agency obligations of $1.9 million and the principal collected on mortgage-backed securities of $430,000. Net loans receivable decreased $691,000 from $30.1 million at March 31, 2003, to $29.4 million at June 30, 2003. The decrease was attributable to the decrease of $462,000 in mortgage loans and the decrease of $253,000 in commercial loans. The decrease in mortgage loans was the direct result of the Company maintaining relatively stable mortgage rates, as opposed to the industry’s decreasing loan rates, in order to assume less risk than the market area. Principal payments on commercial loans resulted in the decrease in the commercial loan portfolio, for which no new originations occurred during the period ending June 30, 2003.

Total liabilities decreased $678,000 to $38.3 million at June 30, 2003, from $39.0 million at March 31, 2003. The decrease was the direct result of a decrease in customer deposits of $641,000 from $38.5 million at March 31, 2003, to $37.8 million at June 30, 2003. Of such decrease, money market, NOW, and certificates of deposit have decreased $83,000, $165,000, and $407,000, respectively. The decrease in deposits is attributable to the interest rates offered by the Bank on deposit accounts as compared to the increase in the economy and alternative investment products for the period ended June 30, 2003.

Stockholders’ equity increased by $132,000 to $8.3 million at June 30, 2003. The increase was attributable to net income of $113,000, amortization of the ESOP and RSP of $50,000, and an increase of $59,000 in accumulated other comprehensive income, offset by the payment of dividends of $89,000.

Comparison of the Results of Operations for the Three Months ended June 30, 2003 and 2002

Net income increased by $32,000, or 38.5%, from net income of $81,000 for the three months ended June 30, 2002, to net income for the three months ended June 30, 2003, of $113,000.

Interest and dividend income decreased $14,000, or 2.0%, from $685,000 at June 30, 2002, to $671,000 at June 30, 2003. The decrease is attributed to the decrease in interest on loans of $72,000, or 12.0%, offset by the increase in interest on investments of $63,000, or 82.6%. The decrease in interest on loans was due to the decrease in the average loans of $962,000 and the decrease of 72 basis points in the average yield on loans. The increase in interest on investments was due to the increase in the average investments of $5.3 million, from $10.0 million for the three-month period ended June 30, 2002, to $15.3 million for the three-month period ended June 30, 2003.

Interest expense on deposits decreased by $55,000, or 19.5%, from $283,000 for the three months ended June 30, 2002, to $228,000 for the three months ended June 30, 2003. The decrease in interest expense on deposits was the direct result of the 107 basis point decrease in the cost of funds from 3.50% for the three months ended June 30, 2002, to 2.43% for the three months ended June 30, 2003, offset by the increase in the average balance of interest-bearing deposits of $5.1 million, from $32.3 million for the three-month period ended June 30, 2002, to $37.4 million for the same period in 2003.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio. The provision for loan losses decreased by $600 for the three months ended June 30, 2003, as compared to the same three months ended June 30, 2002.

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

Non-interest income increased by $6,000, or 34.0%, to $26,000 for the three-month period ended June 30, 2003, from $20,000 for the same period in 2002 due to an increase in service charge income. The increase in service charge income was the direct result of the increase in the average balance of deposit accounts in the amount of $5.2 million.

Non-interest expense increased by $8,000, or 2.7%, to $309,000 for the three months ended June 30, 2003, from $301,000 for the same period in 2002. Compensation and employee benefits increased $4,000, or 2.1%, from $170,000 for the three months ended June 30, 2002, to $174,000 for the three months ended June 30, 2003. The increase was the direct result of an increase in employee pay rates.

Income tax expense increased by $9,000, or 23.0%, from $39,000 for the three months ended June 30, 2002, to $48,000 for the three months ended June 30, 2003, due to an increase in pre-tax income.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, amortization and repayment of loans, maturities and calls of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank (“FHLB”) of Pittsburgh amounting to $31.1 million. As of June 30, 2003, the Bank had no outstanding advances from the FHLB.

As of June 30, 2003, the Bank had $1.9 million in outstanding loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank’s tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 2003, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At June 30, 2003, the Bank’s capital ratios were as follows:

	Bank Requirement	Actual
Tangible capital	1.5%	16.90%
Core capital	4.0%	16.90%
Risk-based capital	8.0%	41.97%

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

	June 30, 2003	March 31, 2003
	(dollars in thousands)
Loans on non-accrual basis	$—	$—
Loans past due 90 days or more	96	—
Renegotiated loans	—	—

Total non-performing loans	96	—

Other real estate	—	—
Repossessed assets	—	—

Total non-performing assets	$96	$—

Non-performing loans as a percent of total loans	.33%	—%

Non-performing assets as a percent of total assets	.21%	—%

Allowance for loan losses to non-performing loans	183.71%	—%

Management monitors impaired loans on a continual basis. As of June 30, 2003, the Company had no impaired loans. During the three months ended June 30, 2003, loans decreased $691,000 and non-performing loans increased $96,000, while the allowance for loan losses remained unchanged. The percentage of allowance for loan losses to loans outstanding remained at 0.6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s President and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer), has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NONE

Item 3. Defaults upon senior securities

NONE

Item 4. Submission of matters to a vote of security holders

The Annual Meeting of Shareholders of Sistersville Bancorp, Inc. was held on July 17, 2003. The following are the votes cast on each matter presented to the shareholders:

1. The election of director for a term expiring in 2006:
	For	Against
Charles La Rue	320,347	39,080

Stanley Kiser	320,322	39,105

Item 5. Other information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Independent Accountant’s Report

(b) Report on Form 8-K

NONE

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SISTERSVILLE BANCORP, INC.

Date: August 8, 2003	By:	/s/ STANLEY M. KISER

Stanley M. Kiser
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2003	By:	/s/ STANLEY M. KISER

Stanley M. Kiser
President and Chief Executive Officer
(Principal Executive and Financial Officer)