Form 10QSB
period 2003-09-30
SISTERSVILLE BANCORP INC
filed 2003-11-13
CIK 1035372

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Outstanding at October 31, 2003: 393,833 shares

SISTERSVILLE BANCORP, INC.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and amounts due from banks	$139,730	$264,310
Interest-bearing deposits with other institutions	2,319,892	2,689,306

Total cash and cash equivalents	2,459,622	2,953,616

Investment securities:
Securities held-to-maturity (fair value of $66,915 and $78,610, respectively)	64,470	75,699
Securities available-for-sale	14,726,734	12,029,150

Total investment securities	14,791,204	12,104,849

Loans receivable, (net of allowance for loan losses of $167,068 and $176,359, respectively)	27,883,852	30,057,439
Real estate owned	75,000	—
Office properties and equipment, net	1,499,594	1,541,119
Federal Home Loan Bank (FHLB) stock, at cost	233,100	212,700
Deferred income taxes	31,398	8,179
Accrued interest receivable (net of reserve for uncollected interest of $455 and $-0-, respectively)	262,827	286,810
Other assets	30,161	43,629

TOTAL ASSETS	$47,266,758	$47,208,341

LIABILITIES
Deposits	$38,476,848	$38,472,626
Accrued interest payable and other liabilities	461,116	564,672

TOTAL LIABILITIES	38,937,964	39,037,298

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value; 500,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 2,000,000 shares authorized, 661,428 issued; 393,833 outstanding at September 30, 2003, and at March 31, 2003	66,143	66,143
Additional paid-in capital	6,278,488	6,255,184
Treasury stock, at cost (267,595 shares)	(3,793,309)	(3,793,309)
Retained earnings—substantially restricted	5,901,815	5,777,279
Accumulated other comprehensive income	106,051	151,039
Unearned Employee Stock Ownership Plan (ESOP) shares	(185,219)	(216,576)
Unearned Restricted Stock Plan (RSP) shares	(45,175)	(68,717)

TOTAL STOCKHOLDERS’ EQUITY	8,328,794	8,171,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,266,758	$47,208,341

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Taxable interest on loans	$510,031	$578,911
Taxable interest on investments	126,875	102,471
Nontaxable interest on loans	3,073	3,801
Nontaxable interest on investments	14,683	10,235
Dividends on Federal Home Loan Bank stock	1,151	2,276
Dividends on Federal Home Loan Mortgage Corporation stock	260	3,985

Total interest and dividend income	656,073	701,679

INTEREST EXPENSE
Deposits	221,866	285,884

Total interest expense	221,866	285,884

NET INTEREST INCOME	434,207	415,795
Provision for loan losses	—	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	434,207	415,195

NONINTEREST INCOME
Service charges	22,189	20,342
Other income	708	681
Gain on call and sale of available-for-sale securities, net	2,182	91,007

Total noninterest income	25,079	112,030

NONINTEREST EXPENSE
Compensation and employee benefits	166,738	259,135
Occupancy	24,208	24,461
Furniture and equipment expense	17,859	21,552
Deposit insurance premiums	1,531	1,351
Supervisory examination, audit, and legal fees	18,475	16,710
Advertising and public relations	6,438	8,750
Service bureau expense	27,811	31,692
Franchise, payroll, and other taxes	15,925	16,209
Other expenses	31,340	27,503

Total noninterest expense	310,325	407,363

Income before income taxes	148,961	119,862
Income taxes	48,138	40,696

NET INCOME	$100,823	$79,166

Dividends declared per common share	$—	$—

Earnings per share
Basic	$27	$19

Diluted	$26	$19

Average shares outstanding—Basic	372,060	414,850

Average shares outstanding—Diluted	383,821	425,066

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
NET INCOME	$100,823	$79,166

Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of tax:
Unrealized holding gain (loss) during the period	(102,073)	6,791
Less: Reclassification adjustment for gain included in net income	1,440	60,064

Other comprehensive loss, net of tax	(103,513)	(53,273)

COMPREHENSIVE INCOME (LOSS)	$(2,690)	$25,893

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended September 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Taxable interest on loans	$1,037,947	$1,178,945
Taxable interest on investments	252,345	167,896
Nontaxable interest on loans	6,867	7,815
Nontaxable interest on investments	27,412	20,503
Dividends on Federal Home Loan Bank stock	2,375	4,509
Dividends on Federal Home Loan Mortgage Corporation stock	520	7,402

Total interest and dividend income	1,327,466	1,387,070

INTEREST EXPENSE
Deposits	449,443	568,512

Total interest expense	449,443	568,512

NET INTEREST INCOME	878,023	818,558
Provision for loan losses	—	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	878,023	817,358

NONINTEREST INCOME
Service charges	47,573	39,487
Other income	1,615	1,224
Gain on call and sale of available-for-sale securities, net	2,182	91,007

Total noninterest income	51,370	131,718

NONINTEREST EXPENSE
Compensation and employee benefits	340,352	429,155
Occupancy	47,125	47,659
Furniture and equipment expense	35,270	38,572
Deposit insurance premiums	3,004	2,644
Supervisory examination, audit, and legal fees	36,720	32,579
Advertising and public relations	14,477	16,804
Service bureau expense	55,434	63,059
Franchise, payroll, and other taxes	32,474	30,482
Other expenses	54,831	47,836

Total noninterest expense	619,687	708,790

Income before income taxes	309,706	240,286
Income taxes	96,112	79,706

NET INCOME	$213,594	$160,580

Dividends declared per common share	$24	$22

Earning per share
Basic	$58	$38

Diluted	$56	$37

Average shares outstanding—Basic	370,686	420,929

Average shares outstanding—Diluted	380,874	433,125

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended September 30,
	2003	2002
NET INCOME	$213,594	$160,580

Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of tax:
Unrealized holding gain (loss) during the period	(43,548)	59,279
Less: Reclassification adjustment for gain included in net income	1,440	60,064

Other comprehensive loss, net of tax	(44,988)	(785)

COMPREHENSIVE INCOME	$168,606	$159,795

See accompanying notes to the unaudited consolidated financial statements.

SISTERSVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$213,594	$160,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	120,559	59,418
Gain on maturity or call of available-for-sale securities	(2,182)	(91,007)
Provision for loan losses	—	1,200
ESOP and RSP amortization	78,203	83,457
Decrease (increase) in accrued interest receivable and other assets	37,451	(55,989)
Increase (decrease) in accrued interest payable and other liabilities	(103,555)	85,147

Net cash provided by operating activities	344,070	242,806

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(7,697,729)	(7,064,946)
Principal collected on mortgage-backed securities	964,132	165,578
Proceeds from maturity or call of available-for-sale securities	3,902,182	811,540
Purchase of FHLB stock	(20,400)	(28,800)
Net decrease (increase) in loans	2,098,587	(39,229)
Purchases of office properties and equipment	—	(47,178)

Net cash used for investing activities	(753,228)	(6,203,035)

FINANCING ACTIVITIES
Net increase in deposits	4,222	5,051,039
Dividends paid	(89,058)	(94,116)
Purchase of Treasury Stock	—	(392,044)

Net cash (used for) provided by financing activities	(84,836)	4,564,879

Change in cash and cash equivalents	(493,994)	(1,395,350)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,953,616	4,834,123

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,459,622	$3,438,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$445,991	$572,322
Income taxes	135,000	77,000
Real estate acquired in settlement of loan	75,000	—

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

NOTE 2—RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan. The effective date of this statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under Statement No. 133. The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is generally effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities. This statement affects accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type, are instruments whose obligations can be settled with shares, the monetary value is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Financial Condition at September 30, 2003, and March 31, 2003

Total assets increased by $59,000 to $47,267,000 at September 30, 2003, from $47,208,000 million at March 31, 2003. Cash and cash equivalents decreased by $494,000 to $2.5 million at September 30, 2003, from $3.0 million at March 31, 2003. The decrease represented the outflow of cash associated with the payment of dividends, the purchase of available-for-sale securities, offset by the inflow of cash from operating activities, net principal repayment of loans, proceeds from the maturity or call of available-for-sale securities, and principal collected on mortgage-backed securities. Investment securities increased $2.7 million from $12.1 million at March 31, 2003, to $14.8 million at September 30, 2003. The increase was the direct result of the purchase of $6.3 million in U.S. agency obligations, $1.1 million in mortgage-backed securities, and $216,000 in municipal securities, offset by the $68,000 decrease in fair value of available-for-sale securities, the maturity or call of U.S. agency obligations of $3.9 million and the principal collected on mortgage-backed securities of $964,000. Net loans receivable decreased $2.2 million from $30.1 million at March 31, 2003, to $27.9 million at September 30, 2003. The decrease was attributable to the decrease of $2.0 million in mortgage loans which was the direct result of the Company maintaining relatively stable mortgage rates, as opposed to the industry’s decreasing loan rates, in order to assume less long-term interest rate risk.

Total liabilities decreased $99,000 to $38.9 million at September 30, 2003, from $39.0 million at March 31, 2003. Customer deposits increased $4,000 from $38,473,000 at March 31, 2003, to $38,477,000 at September 30, 2003. Savings deposit accounts increased $204,000 offset by the decrease in money market, NOW, and certificates of deposit of $53,000, $101,000, and $46,000, respectively.

Stockholders’ equity increased by $158,000 to $8.3 million at September 30, 2003. The increase was attributable to net income of $214,000, amortization of the ESOP and RSP of $78,000, offset by a decrease of $45,000 in accumulated other comprehensive income and the payment of dividends of $89,000.

Comparison of the Results of Operations for the Three Months ended September 30, 2003 and 2002

Net income increased by $22,000, or 27.4%, from net income of $79,000 for the three months ended September 30, 2002, to net income for the three months ended September 30, 2003, of $101,000.

Interest and dividend income decreased $46,000, or 6.5%, from $702,000 at September 30, 2002, to $656,000 at September 30, 2003. The decrease is attributed to the decrease in interest on loans of $70,000, or 11.9%, offset by the increase in interest on investments of $29,000, or 25.6%. The decrease in interest on loans was due to the decrease in the average loans of $2.0 million. The increase in interest on investments was due to the increase in the average investments of $3.8 million, from $12.6 million for the three-month period ended September 30, 2002, to $16.4 million for the three-month period ended September 30, 2003.

Interest expense on deposits decreased by $64,000, or 22.4%, from $286,000 for the three months ended September 30, 2002, to $222,000 for the three months ended September 30, 2003. The decrease in interest expense on deposits was the direct result of the 90 basis point decrease in the cost of funds from 3.27% for the three months ended September 30, 2002, to 2.37% for the three months ended September 30, 2003, offset by the increase in the average balance of interest-bearing deposits of $2.4 million, from $35.0 million for the three-month period ended September 30, 2002, to $37.4 million for the same period in 2003.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio. The provision for loan losses decreased by $600 for the three months ended September 30, 2003, as compared to the same three months ended September 30, 2002.

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

Non-interest income decreased by $87,000, or 77.6%, to $25,000 for the three-month period ended September 30, 2003, from $112,000 for the same period in 2002. The decrease was the direct result of the decrease in the gain on call or sale of available-for-sale securities by $89,000, or 97.6%, from $91,000 for the three-month period ended September 30, 2002 to $2,000 for the same period in 2003.

Non-interest expense decreased by $97,000, or 23.8%, to $310,000 for the three months ended September 30, 2003, from $407,000 for the same period in 2002. Compensation and employee benefits decreased $92,000, or 35.7%, from $259,000 for the three months ended September 30, 2002, to $167,000 for the three months ended September 30, 2003. The decrease was the direct result of the recognition of $89,000 in compensation expense during the three-month period ended September 30, 2002, for the First Federal Savings Bank Directors Consultation and Retirement Plan effective July 1, 2002 which did not occur during the 2003 period.

Income tax expense increased by $7,000, or 18.3%, from $41,000 for the three months ended September 30, 2002, to $48,000 for the three months ended September 30, 2003, due to an increase in pre-tax income.

Comparison of the Results of Operations for the Six Months ended September 30, 2003 and 2002

Net income increased by $53,000, or 33.0%, from net income of $161,000 for the six months ended September 30, 2002, to net income for the three months ended September 30, 2003, of $214,000.

Interest and dividend income decreased $60,000, or 4.3%, from $1.4 million at September 30, 2002, to $1.3 million at September 30, 2003. The decrease is attributed to the decrease in interest on loans of $142,000, or 12.0%, offset by the increase in interest on investments of $91,000, or 48.5%. The decrease in interest on loans was due to the decrease in the average loans of $1.5 million. The increase in interest on investments was due to the increase in the average investments of $4.6 million, from $11.3 million for the six-month period ended September 30, 2002, to $15.9 million for the six-month period ended September 30, 2003.

Interest expense on deposits decreased by $119,000, or 20.9%, from $568,000 for the six months ended September 30, 2002, to $449,000 for the six months ended September 30, 2003. The decrease in interest expense on deposits was the direct result of the 98 basis point decrease in the cost of funds from 3.38% for the six months ended September 30, 2002, to 2.40% for the six months ended September 30, 2003, offset by the increase in the average balance of interest-bearing deposits of $3.8 million, from $33.6 million for the six-month period ended September 30, 2002, to $37.4 million for the same period in 2003.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio. The provision for loan losses decreased by $1,200 for the six months ended September 30, 2003, as compared to the same six months ended September 30, 2002.

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

Non-interest income decreased by $81,000, or 61.0%, to $51,000 for the six-month period ended September 30, 2003, from $132,000 for the same period in 2002. The decrease was the direct result of the decrease in the gain on call or sale of available-for-sale securities by $89,000, or 97.6%, from $91,000 for the six-month period ended September 30, 2002 to $2,000 for the same period in 2003.

Non-interest expense decreased by $89,000, or 12.6%, to $620,000 for the six months ended September 30, 2003, from $709,000 for the same period in 2002. Compensation and employee benefits decreased $89,000, or 20.7%, from $429,000 for the six months ended September 30, 2002, to $340,000 for the six months ended September 30, 2003. The decrease was the direct result of the recognition of $89,000 in compensation expense during the six-month period ended September 30, 2002, for the First Federal Savings Bank Directors Consultation and Retirement Plan effective July 1, 2002 which did not occur during the 2003 period. Service bureau expense decreased $8,000, or 12.1%, from $63,000 for the six-month period ended September 30, 2002, to $55,000 for the six-month period ended September 30, 2003. Other expenses increased $7,000, or 14.6%, from $48,000 for the six months ended September 30, 2002, to $55,000 for the six months ended September 30, 2003. Service bureau expense decreased and other expenses increased as a direct result of an increase in performing services in-house such as the mailing of customer checking and money market deposit statements.

Income tax expense increased by $16,000, or 20.6%, from $80,000 for the six months ended September 30, 2002, to $96,000 for the six months ended September 30, 2003, due to an increase in pre-tax income.

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of liquidity include funds available from the Federal Home Loan Bank (“FHLB”) of Pittsburgh amounting to $31.3 million. As of September 30, 2003, the Bank had no outstanding advances from the FHLB.

As of September 30, 2003, the Bank had $2.3 million in outstanding loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Bank’s tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At September 30, 2003, the Bank exceeded the minimum capital ratios requirements imposed by the OTS.

At September 30, 2003, the Bank’s capital ratios were as follows:

	Bank Requirement	Actual
Tangible capital	1.5%	16.79%
Core capital	4.0%	16.79%
Risk-based capital	8.0%	44.08%

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

	September 30, 2003	March 31, 2003
	(dollars in thousands)
Loans on non-accrual basis	$—	$—
Loans past due 90 days or more	26	—
Renegotiated loans	—	—

Total non-performing loans	26	—

Other real estate	75	—
Repossessed assets	—	—

Total non-performing assets	$101	$—

Non-performing loans as a percent of total loans	.09%	—%

Non-performing assets as a percent of total assets	.21%	—%

Allowance for loan losses to non-performing loans	642.57%	—%

Management monitors impaired loans on a continual basis. As of September 30, 2003, the Company had no impaired loans. During the six months ended September 30, 2003, loans decreased $2.2 million and non-performing loans decreased $4,000, while the allowance for loan losses decreased $9,000. The percentage of allowance for loan losses to loans outstanding remained at .6% during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

NONE

Item 5.    Other information

Any proposals of shareholders intended to be included in the Company’s proxy statement and proxy card for the 2004 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than February 10, 2004. In addition, if a shareholder intends to present a proposal at the 2004 Annual Meeting without including the proposal in the proxy materials related to that meeting and, if the proposal is not received by May 18, 2004, then the proxies designated by the Board of Directors of the Company for the 2004 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal, any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

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

SISTERSVILLE BANCORP, INC.

Date: November 6, 2003	By:	/s/ STANLEY M. KISER Stanley M. Kiser President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2003	By:	/s/ STANLEY M. KISER Stanley M. Kiser President and Chief Executive Officer (Principal Executive and Financial Officer)